Form 10-K
period 2024-03-31
Revelyst, Inc.
filed 2024-06-28
CIK 1943705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
Commission file number 1-41793

REVELYST, INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-3763984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 1411
Providence, RI 02901
(Address of principal executive offices)
Registrant's telephone number, including area code: (763) 433-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: None.
____________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements.  ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 20, 2024, there were 1,000 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Glossary and Acronyms
“2022 ABL Revolving Credit Facility” refers to the Vista Outdoor Inc. senior secured asset-based credit facility comprised of $600 million revolving credit commitments under the Asset-Based Revolving Credit Agreement, dated as of August 5, 2022, among Vista Outdoor Inc., the Additional Borrowers from time to time party thereto, the Lenders party thereto and Capital One, National Association.
“2022 Term Loan” refers to the Term Loan Credit Agreement, dated as of August 5, 2022, among Vista Outdoor Inc. and JP Morgan Chase Bank, N.A.
“2021 ABL Revolving Credit Facility” refers to the Vista Outdoor Inc. senior secured asset-based credit facility comprised of $450 million revolving credit commitments under the Asset-Based Revolving Credit Agreement, dated as of March 31, 2021, among Vista Outdoor Inc., the Additional Borrowers from time to time party thereto, the Lenders party thereto and Capital One, National Association.
“4.5% Notes” refers to the Vista Outdoor Inc. secured senior notes due 2029 (the “4.5% Notes”).
“Effective Time” means the time the Merger becomes effective.
“Closing” means the closing of the Merger.
“Closing Date” means the date on which the Closing actually occurs.
"Combined financial statements” means the audited historical combined financial statements of the Revelyst Business.
“HSR Act” means the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
“Internal Transactions” means the series of internal transactions which Vista Outdoor and certain of Vista Outdoor’s subsidiaries will engage in pursuant to the terms of the Separation Agreement to separate the Revelyst Business from the Sporting Products Business.
“Organic” means organic sales, organic gross-profit and organic operating income is a non-GAAP measure of sales, gross-profit and operating income, excluding the impacts of acquisitions from year-over-year comparisons. Amounts from acquisitions are considered inorganic for the twelve months after acquisition.
“Merger” means the merger of Merger Sub with and into Vista Outdoor with Vista Outdoor surviving the merger as a wholly owned subsidiary of Merger Sub Parent.
“Merger Agreement” means that certain Agreement and Plan of Merger, dated as of October 15, 2023, among Vista Outdoor, Revelyst, Merger Sub Parent, Merger Sub and, solely for the purposes of specific provisions therein, CSG, as may be amended from time to time. Copies of which are attached as Exhibits 2.1, 2.2, and 2.3.
“Merger Consideration” means (a) one fully paid and non-assessable share of Revelyst Common Stock and (b) $16.00 in cash, in each case, per share of Vista Outdoor Common Stock.
“Revelyst” means Revelyst, Inc., a Delaware corporation, and is used interchangeably with “Outdoor Products” and “Revelyst Inc.”.
“Revelyst Board” means the board of directors of Revelyst.
“Revelyst Business” means the businesses and operations of the Revelyst Outdoor Performance, Revelyst Adventure Sports and the Revelyst Precision Sports Technology reportable segments of Vista Outdoor, (formerly, the “Outdoor Products Business”).
“Revelyst Bylaws” means the Amended and Restated Bylaws of Revelyst, a copy of which is attached as Exhibit 3.2.
“Revelyst Charter” means the Amended and Restated Certificate of Incorporation of Revelyst, a copy of which is attached as Exhibit 3.1.
“Revelyst Group” means (a) Revelyst, (b) each subsidiary of Revelyst following the internal transactions and the contribution contemplated by the Separation Agreement that will occur immediately prior to the effective time of the Merger and (c) each subsidiary of Revelyst following the Closing.
“Separation” means (a) the separation of the Revelyst Business from the Sporting Products Business pursuant to the Internal Transactions and the other separation-related actions to be taken pursuant to the Separation Agreement and (b) the Contribution.

“Separation Agreement” means that certain Separation Agreement, dated as of October 15, 2023, by and between Vista Outdoor and Revelyst, as may be amended from time to time, a copy of which is attached as Exhibit 2.4.
“Sporting Products Business” means the businesses and operations of Vista Outdoor prior to the Effective Time, other than the Revelyst Business.
“Sporting Products Group” means Vista Outdoor and each of its subsidiaries, but excluding any member of the Revelyst Group.
“Sporting Products segment” means The Kinetic Group segment (previously named the Sporting Products segment) of Vista Outdoor.
“Subscription Agreement” means the subscription agreement to be entered into on the Closing Date between Merger Sub Parent and Vista Outdoor, pursuant to which Merger Sub Parent will subscribe for shares of Vista Outdoor Common Stock upon the terms and subject to the conditions thereof, a copy of which is attached as Exhibit 10.2.
“Transaction” means the transactions contemplated by the Merger Agreement and the other Transaction Documents, including the Separation, the Subscription and the Merger.
“Transition Services Agreement” means the transition services agreement to be entered into on the Closing Date between Vista Outdoor and Revelyst, a copy of which is attached as Exhibit10.1.
“Vista Outdoor” means Vista Outdoor Inc., a Delaware corporation.
“TSR” means stock-based performance awards with a Total Shareholder Return ("TSR") modifier for which the number of shares ultimately received depends on our performance against specified metrics over a three-year performance period and the performance of our common stock over a three-year period relative to that of our peer group. These performance metrics are established on the grant date. At the end of the performance period, the number of shares of stock that could be issued is based upon the degree of achievement of the performance goals.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are based on management's current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The Company cautions you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including those discussed in Item 1A of this Annual Report, and summarized below, as updated by any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K the Company files with the Securities and Exchange Commission (the “SEC”). All dollar amounts are presented in thousands except per share data and unless otherwise indicated.
PRESENTATION OF FINANCIAL AND OPERATING DATA
Unless otherwise indicated, in this 10-K, the “Company” and “Revelyst” refer to Revelyst, Inc., which is a shell company with no operations and "our", "we" and “us” refers to the Revelyst Business. Unless otherwise indicated the historical financial information presented in this Form 10-K is that of the Revelyst Business, which has been prepared on a “carve-out” basis and is derived from the consolidated financial statements and accounting records of Vista Outdoor.

PART I
ITEM 1.    BUSINESS
The Company and Background
Revelyst, Inc. (the “Company”, “Revelyst”) was incorporated in Delaware on August 16, 2022. The Company was formed for the purpose of effecting a separation from Vista Outdoor and is currently a wholly owned subsidiary of Vista Outdoor.
On October 15, 2023, Vista Outdoor Inc. (“Vista Outdoor”) entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), (the “Sporting Products Sale”). Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst Business”, “we”, “our”, and “us”, unless the context otherwise requires, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst Business to Revelyst, Inc. and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group Business), with each share of common stock, par value $0.01 per share, of Vista Outdoor (“Vista Outdoor Common Stock”) outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst (“Revelyst Common Stock”) and (b) $12.90 in cash (the “Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Merger Agreement (the “First Amendment”). The First Amendment:
1.increased the base purchase price from $1,910,000 to $1,960,000;
2.increased the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Vista Outdoor employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units, including vesting terms, to the extent necessary to address adverse tax consequences to such employees and Vista Outdoor under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Following the sale of The Kinetic Group and the Separation as described above, Revelyst, Inc. will be an independent, publicly traded company holding the Revelyst Business, and Vista Outdoor will no longer have any ownership interest in Revelyst, Inc. The Company intends to file an application to list the Revelyst, Inc. Common Stock on the New York Stock Exchange under the ticker symbol “GEAR”. The Company is headquartered in Providence, Rhode Island.
Revelyst Business
Overview
We are a house of iconic consumer products brands and a collective of makers who design and manufacture performance gear and precision technologies. Our category-defining brands leverage meticulous craftsmanship and cross-collaboration to pursue new innovations that redefine what is humanly possible in the outdoors. We are not defined by the innovations that we make, but by the wildly human experiences that it makes possible.
We have manufacturing and distribution facilities in the U.S., Canada, Mexico and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe. We have a robust global distribution network and footprint, serving customers in over 100 countries. Our distribution footprint includes infrastructure in Calgary, Eindhoven and Singapore that we intend to expand to serve our entire house of iconic brands in support of our international growth strategy. We are establishing a world class supply chain and operations team. Our team has extensive experience that it uses to navigate difficult supply chain issues by utilizing both scale and expertise. Additionally, we continue to invest in operational and supply chain improvements and optimize our distribution system, including by combining existing distribution centers to achieve cost improvements and rerouting distribution pathways based on customer concentrations to reduce delivery times.
Reportable Segments and Products
We manage our business operations through our three operating and reportable segments: Revelyst Adventure Sports, Revelyst Outdoor Performance and Revelyst Precision Sports Technology. See Note 18, Operating Segment Information, to the combined financial statements in Part II, Item 8 of this Annual Report for additional information.
Our brand strategy within our reportable segments places an intense focus on driving our Power Brands, our largest and most iconic brands, consisting of Bell, Bushnell, Bushnell Golf, CamelBak, Foresight Sports, Fox Racing, Giro, and Simms Fishing. We will also nurture our Challenger Brands, which are our brands with high growth potential, consisting of Blackburn, QuietKat, Blackhawk, Camp Chef, Primos and Stone Glacier, over time to create further expansion opportunities.
Revelyst Outdoor Performance
Our Revelyst Outdoor Performance segment generated approximately 36% of our external sales in fiscal year 2024. This segment consists of our fishing, lifestyle and technical apparel, outdoor accessories, outdoor cooking and performance gear brands.
Power Brands
•Bushnell builds connected systems and high quality, reliable performance optic-solutions to truly immerse people into the natural world to create a deeper connection between the two.
•Simms Fishing allows fishing enthusiasts to stay dry from head to toe with their renowned, extensive product lines which include waders, outerwear, footwear and fishing tools and accessories. The Simms Fishing brand is #1 in waders for the independent retailer market and has a strong position as a premium angling brand.
Challenger Brands
•Camp Chef gathers outdoor lovers around food and fire with their line of versatile outdoor cooking, camping and grilling products that stands up to the demands of the backcountry and back patio.
•Stone Glacier allows hunting enthusiasts to stay dry with their technical and lifestyle apparel and outerwear.
•Primos provides hunting enthusiasts hunting calls and ground blinds.
•We are also proud to serve military, law enforcement and first responder personnel around the world with industry-leading brands like Blackhawk, Eagle and Stone Glacier.
Revelyst Adventure Sports
Our Revelyst Adventure Sports segment generated approximately 46% of our external sales in fiscal year 2024. This segment consists of our protective gear and apparel, footwear, hydration and e-mobility brands.
Power Brands
•Bell inspires and enables athletes through advanced helmet innovation across the motorcycle and bicycle industries. The Bell brand is #1 in cycling helmets.
•CamelBak manufactures hydration packs, water bottles, drinkware and coolers fit for any adventure. The CamelBak brand is #1 in bike and hike hydration packs and #1 in bike water bottles.
•Fox Racing is one of the most recognized and revered brands in motocross and mountain bike protection and the apparel choice of action sports athletes across the world.
•Giro equips enthusiasts on the mountains and on the roads with helmets, goggles, shoes and apparel. The Giro brand is #2 in snow goggles and #2 in snow helmets.
Challenger Brands
•Blackburn is dedicated to making durable, high quality accessories including lights, pumps, bags and other tools designed for the rigors of real-world cycling.

•QuietKat designs and equips outdoor enthusiasts with rugged, all-terrain e-mobility solutions to get to their next adventure or pursuit, faster and quieter.
Revelyst Precision Sports Technology
Our Revelyst Precision Sports Technology segment generated approximately 18% of our external sales in fiscal year 2024. This segment consists of our golf technology brands.
Power Brands
•Bushnell Golf is the industry leader in golf distance measuring devices. This includes laser rangefinders, golf audio devices, wrist-worn and handheld GPS and launch monitors. Bushnell Golf is the definitive #1 brand in the distance measuring device market, holding the #1 share position in both the laser rangefinder and GPS category segments.
•Foresight Sports develops cutting-edge technology for golf enthusiasts, including launch monitors, simulators and performance analysis tools. Foresight Sports is recognized by top professional golfers, equipment manufacturers and media outlets as the industry leader in performance measurement systems. Foresight Sports is an industry leader in launch monitors and simulation solutions worldwide and continues to earn awards and accolades for design, accuracy and reliability. The Foresight Sports brand is the #1 in launch monitors on the PGA Tour.
Our Strategic Initiatives
GEAR Up Transformation Program
During the fourth fiscal quarter of 2024, we initiated the GEAR Up transformation program (“GEAR Up”). GEAR Up is an efficiency and cost savings initiative program to accelerate growth and transformation, which is driven by the following key elements:
•Simplification of the Business Model: Simplifying our structure will accelerate us in becoming an integrated house of iconic, high-performing outdoor brands that work together as one cohesive unit to form a globally branded company leveraging shared learnings and Centers of Empowerment to drive execution on a global, omni-channel growth strategy;
•Increased Efficiency and Profitability: Maximizing efficiency and streamlining operations through consolidation of current real estate footprint, back-office technology stack, supply chain and organizational structure; and
•Reinvestment in the Highest Potential Brands: Leveraging substantial opportunity to reinvest into our highest potential brands to accelerate their growth and innovation pipelines.
See GEAR Up Transformation Program in the Executive Summary and Financial Highlights of Part II, Item 7 of this Annual Report for further discussion on GEAR Up.
Market Opportunity
We serve the outdoor recreation market through a diverse collective of well-recognized brands that provide consumers with a wide range of performance-driven, high-quality and innovative products to enable them to achieve their greatest experiences in the places they love.
According to the National Golf Foundation, on-course participation in golf has now increased for six straight years, reaching an estimated 26.6 million golfers in 2023, the highest level in more than a decade. Golf participation has also expanded off of the course with an estimated 32.9 million golfers, who are typically younger and more diverse than on course participants, playing off-course golf in 2023. Digging into the off-course participants further, an estimated 6.2 million Americans are expected to hit golf balls in a golf simulator in 2023, a total that exceeds pre-COVID-19 pandemic levels by 73%. With non-golfers making up more than half of golf simulator users, there is a large opportunity to continue to expand the golf market and attract new users.
An estimated 54.5 million Americans fished in 2022, an increase of 4% from the prior year. The fishing industry has been consistently stable and the national participation rate in fishing has not dropped below 16% since 2007.
We continue to observe elevated participation rates and expect these trends to continue going forward. According to the Bureau of Economic Analysis, the outdoor industry continues to expand and positively impact the U.S. economy as the gross economic output of the outdoor industry in 2022 was $1.1 trillion and 2.2% of GDP, compared to $862 billion and 1.9% of GDP in 2021. Additionally, approximately 5 million people in the U.S. were supported by outdoor industry jobs in 2022, compared to approximately 4.5 million people in 2021.

Competitive Strengths
One of the Largest Houses of Iconic Brands in the Outdoor Products Space
Our house of brands includes iconic, market-leading brands and is one of the largest collections in the industry. We inspire and equip a broad and diverse range of consumers around the globe, including outdoor enthusiasts, golfers, off-road riders, cyclists, backyard grillers, campers, hunters, anglers, recreational shooters, athletes, as well as law enforcement and military professionals. Many of our brands have a rich, long-standing heritage and connection to their core consumer market, while other brands are newer, high-growth brands that are leading technological advances in their respective fields.
Leading Innovation and Product Development Competencies
In the highly competitive industry in which we operate, our tradenames, service marks, and trademarks are important to distinguish our products and services from our competitors. We rely on trade secrets, continuing technological innovations, and licensing arrangements to maintain and improve our competitive position. We also have a portfolio of approximately 1,654 U.S. and foreign patents, and we believe these patents, as well as unpatented research, development, and engineering skills make important contributions to our business. We employ on average 80 dedicated design and product development professionals across the organization. We are not aware of any facts which would negatively impact our continuing use of any of our material tradenames, service marks, trademarks, or patents.
By applying our engineering and manufacturing expertise, we have been able to bring to market new and innovative products that maintain product differentiation while targeting affordability for our end consumers. Recent examples of our innovative, market-leading products from our brands include the following:
•Foresight Sports, a global leader in golf launch monitors, simulators and optical technology, recently launched the Foresight Falcon overhead launch monitor which delivers a massive hitting area with the utmost shot-measuring accuracy and reliability, courtesy of the same Quadrascopic Technology found in the award-winning GCQuad. The smaller form factor still captures nearly twice the measured data parameters of competitive overhead launch monitors. They also launched the QuadMAX™ launch monitor, which packs even more features into its compact, ruggedized form factor. The QuadMAX™ boasts a touchscreen display, new on-device data parameters, and swing speed training.
•The Cirque LITE Jacket from Stone Glacier strikes the perfect balance between warmth, breathability and weather resistance to create a truly versatile hunting jacket that can be worn across the spectrum of mountain hunting conditions. A hybrid fabric construction places synthetic insulation and a weather-resistant face fabric across the torso for core warmth with highly breathable microgrid fleece in the side panels to purge sweat. The Cirque LITE’s ability to maintain your temperature and move moisture excels in the dynamic conditions experienced on the hunt, whether it’s a stop-and-go stalk on a cool September evening or a savage morning ascent to a snow-swept ridge in late November. The Cirque LITE is a reliable layer that will stay in the lineup all season long.
•With the touch of a button on your smartphone, the Bushnell CelluCORE™ LIVE lets you see LIVE video of the deer you manage, the spots you scout, the property you protect or any other scenario that matters to you. And, with Dual SIM Connectivity, it automatically connects to the strongest cellular network signal in your camera’s area. The CelluCORE LIVE connects, receives and sorts high-quality images faster and holds up with rugged reliability season after season. You’ll get clear day and night photos sent right to your devices, plus long battery life and a simple setup. Bushnell + onX integration allows you to add your Bushnell cellular trail cams to your onX hunt account, so you get all your images and info from every camera location in one app. And coming soon, True Target Recognition will make it easy to get notifications when your camera has images of the targets you truly want to scout, not the ones you don’t.
•The QuietKat Apex XD features a groundbreaking five-speed internally geared hub, while the Apex HD comes with a two-speed internally geared hub. Both eBikes boast a custom frame design available in step-over and step-through styles. The frame includes a patent-pending modular rear rack, an optional front rack, and 118 additional mounting points. Other industry leading features include a dropper post with integrated suspension, a fully UL-certified 30Ah battery (up to 90 miles of range on a single charge) and VPO 2.0, which includes new “climb” and “stealth” modes.
•When you’re pushing limits on the bike—physical and mental—you want smart, no-compromise gear that puts you in the comfort zone, competitive zone and, most of all, the high-performance zone. Fox Racing released the groundbreaking V3 RS helmet, marking a new pinnacle in motocross helmet technology and expanding offerings to cater to riders of all levels worldwide.
•The Simms Fishing Challenger 7” deck boot is a purpose-built fishing tool that’s extremely versatile around and off water. From the dock duties to running laps around the deck, the vulcanized-rubber Challenger 7” Boot sets the task-ready standard for guaranteed waterproof protection and comfort. Features include vulcanized rubber outer with neoprene lining; Simms Fishing proprietary rugged deck outsole provides grip and traction on all surfaces; and pull-on loop for easy on and off.
•Unleash your inner DJ with the new Wingman View from Bushnell Golf. The Wingman View features an LCD screen that provides GPS distances and music information, along with premium audio quality and an integrated BITE magnet cart mount. The Wingman View offers golfers a “best in class” audio experience both on and off the golf course.
Centers of Empowerment Provide Significant Scale Advantage
Through the GEAR Up transformation program, we are developing a methodical approach to sharing our expertise across various areas amongst our brands to empower our platforms to grow, which we refer to as our Centers of Empowerment. The Centers of Empowerment will provide us with significant shared resources that can be leveraged to drive growth in revenue and profitability and will include expertise in distribution, supply chain, direct-to-consumer, information technology and international business. We believe that our Centers of Empowerment will enable us to manufacture and distribute products in a more efficient and strategic manner than our competitors as well as open new doors and sales opportunities. Additionally, our Centers of Empowerment will allow our brands to dedicate a greater portion of their time to creating new, innovative products for consumers and better experiences for customers, enabling us to better serve their needs and capture market share. The impact of our Centers of Empowerment will continue to grow as we scale and build on these competencies, driving further operating leverage.
Supply Chain
Through the GEAR Up transformation program, we are streamlining our supply chain, which we expect will allow us to create additional spending leverage with a centralized sourcing and procurement function. We have a manufacturing footprint that includes nine facilities across the U.S., Mexico and Puerto Rico, and we expect to expand our manufacturing capability in Puerto Rico and Mexico to support increased business in military and law enforcement and near shore products to reduce cycle times. We source finished products both domestically and internationally for global distribution and have teams of local sourcing and quality assurance experts on the ground where our largest suppliers are located. We are constantly evaluating the manufacturing of our products versus buying and sourcing of finished goods to ensure optimal decisions are made for the long-term growth and profitability of the business.
We continuously seek to improve our vendor base as well as our in-country support and oversight, and, through our integrated supply chain management process, we seek to provide year-over-year reductions in product costs. We believe the scope and scale of the sourcing network that we are creating will be difficult for many of our competitors to replicate. Our supply chain and logistics infrastructure will give us the ability to serve a broad array of wholesale and retail customers, many of whom already rely on us for services such as category management, marketing campaigns, merchandising and inventory replenishment.
Distribution
As part of our GEAR Up transformation program, we are transitioning our segments to a geographic based network from the nine distribution centers supporting each individual business unit to optimize their structure and routes to consumers and retailers. We also expect to leverage our current sites in Calgary, Eindhoven and Singapore to support international growth, expanding distribution to even more categories and brands. We expect our distribution strategy and expanded footprint to unlock higher efficiency and scale opportunities than the brands could achieve on their own.
Direct-to-Consumer
Direct-to-consumer sales are expected to be a focus of our business, and we are gaining meaningful traction with our various initiatives. We have found that the direct-to-consumer channel not only enables us to achieve higher margins, but also benefits the customer by providing the convenience of accessing our full portfolio of products wherever and whenever they want to shop. Our global digital commercial strategy will be focused on enhancing our brands. This strategy will involve centralized resources and a consolidated ecosystem that will drive commercial alignment, accelerate revenue and share growth.
Information Technology
As a part of our GEAR Up program, we are transitioning from a complex, multiple enterprise resource planning (“ERP”) structure to optimize ERP instances. We are consolidating and streamlining our technical systems to allow for less redundancy, enhanced capabilities and optimized resource allocation. This shared systems and resources model should enable us to access and share data and analytics across our platforms in real time, further accelerating our innovation and consumer engagement. Additionally, we expect that our spending will be more efficient, resulting in improved profitability.

International
We intend to leverage the existing global infrastructure acquired from the purchase of Fox Racing to create a unified and scalable international model. Today, many of our brands are under-indexed in international sales and we believe there is significant opportunity by creating a unified and scalable international operating model that focuses on accelerating the international penetration of our brands.
Customers and Marketing
We sell our products through big-box, e-commerce, specialty and independent retailers and distributors such as Academy Sports, Amazon, Bass Pro Shops/Cabela’s, Carl’s Golfland, Dick’s Sporting Goods, Golf Galaxy, Nations Best Sports, PGA Tour Superstore, Play Better Sports, Recreational Equipment, Inc., Scheels, Sports Inc., Sports South, Sportsman’s Warehouse, Target, Walmart and Worldwide Golf Shops. Many of our products are also sold directly to consumers through our brands’ websites and retail locations. We have a scalable, integrated house of brands that allows us to leverage shared deep customer knowledge, product development and innovation, supply chain and distribution, sales and marketing and other essential back-office functions across product categories to better serve our retail partners and consumers.
Sales to our top ten customers accounted for approximately 23% of our combined net sales in fiscal year 2024. In fiscal year 2024, U.S. customers represented approximately 74% of our sales and customers outside of the U.S. represented approximately 26% of our sales. Of our fiscal year 2024 sales, approximately 5% were to law enforcement and military professionals. See Note 18, Operating Segment Information, to the combined financial statements in Part II, Item 8 of this Annual Report for additional information regarding our customers and geographic sales information.
Omni-channel marketing and sales have been a major focus of our business, and we have gained meaningful traction with our various initiatives. Direct-to-consumer channels, including our brands’ direct-to-consumer websites, owned brick and mortar retail, mobile device applications and third-party marketplaces, represent an increasing portion of our sales across many of our brands. We believe that we are uniquely positioned to become a leader within the global digital commercial channel as we focus on establishing a stronger direct-to-consumer presence and driving international expansion through a centralized digital commercial strategy that powers commercial alignment, accelerating sales and share growth while continuing to spearhead new partnerships.
We believe the outdoor recreation industry is led by enthusiasts with a passion for reliable, high-performance products, who rely on a wide variety of media for opinions and recommendations about available products. We use paid, earned, shared and owned media to enhance the perception and storytelling of our brands and products and to reinforce our leadership positions in the market. We supplement this exposure with data-driven print and digital advertising that is designed to maximize reach and return on investment. We have an industry-leading digital media presence that includes brand sites and influencers across YouTube and other social media platforms. Our goal is to strengthen our existing consumers’ brand loyalty while at the same time reaching new users of our products.
Quality Assurance
We maintain a disciplined quality assurance process. We set stringent metrics to drive year-over-year quality improvements. We also have customer call centers, which allow us to collect feedback on our customer service, and robust social media tracking and engagement tools that enable us to collect real-time feedback, communicate with end-users and ensure that our customers and end-consumers are satisfied with our products and customer service.
Competition
Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Given the diversity of our product portfolio, we have various significant competitors in each of our markets, including: Alpine Stars, Bontrager, Canyon, Schwinn, Shimano, Shoei, Smith, Specialized, Contigo, Hydro Flask, Osprey, Nalgene and Yeti in Revelyst’s Adventure Sports segment; Garmin, Nikon, SkyTrak, Topgolf Callaway and Trackman in Revelyst’s Precision Sports Technology segment; and Huk, Orvis, Patagonia, Caldwell, Covert Optics, Nikon, Leupold, Rhino, Vortex, Wheeler, Coleman, Traeger, Weber, Kuiu, First Lite, Mystery Ranch and Sitka in Revelyst’s Outdoor Performance segment.
Seasonality
Our business experiences a certain level of seasonality. Our products are used throughout the year in a number of varying activities. For example, during the spring and summer months, sales of products such as golf and mountain biking accessories are in high demand. Similarly, sales of our winter sport accessories increase during the late summer months into the early winter months as customers stock shelves for the upcoming season and reorder during the season. Finally, sales of our premium hunting accessories are generally highest during the months of August through December due to shipments around the fall hunting season and holidays.
Regulatory Matters
Like many other manufacturers and distributors of consumer products, we are required to comply with numerous laws, rules and regulations, including those involving labor and employment laws, the FCPA and similar international anti-bribery laws, environmental laws, consumer product safety, data privacy and security, workplace safety and the export and import of our products. These laws, rules and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future. We believe we are in material compliance with all applicable domestic and international laws and regulations.
Our operations are subject to numerous international, federal, state and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of hazardous materials and wastes and restoration of damages to the environment, as well as health and safety matters. We believe that our operations are in material compliance with these laws and regulations and that forward-looking, proper and cost-effective management of air, land and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. We incur operating and capital costs on an ongoing basis to comply with environmental requirements and could incur significant additional costs as a result of more stringent requirements that may be promulgated in the future.
As a manufacturer and distributor of consumer products, we are subject to various domestic and international consumer product safety laws, such as the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to investigate and deem certain of our products as unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission or similar international agencies could ask a court to require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products.
In some cases, the handling of our technical data and the international sale of our products is also regulated by the U.S. Department of State and Department of Commerce. These agencies oversee the export of certain of our products including night vision devices and related technical data, amongst other products. In many instances, we must obtain export authorizations for international shipments. To date, most of our requests for export licenses have been approved. These agencies can impose civil and criminal penalties, including preventing us from exporting our products, for failure to comply with applicable laws and regulations.
We are also regulated by governmental agencies such as the U.S. Department of Transportation, the U.S. Environmental Protection Agency and the U.S. Food and Drug Administration, which regulate the out-bound and in-bound movement of certain of our products, as well as components, parts and materials used in our manufacturing processes. The agencies are authorized to detain and seize shipments, as well as penalize us for failure to comply with applicable regulations. The agencies also work closely with the U.S. Department of State and the U.S. Department of Commerce to protect national security.
Compliance with government regulations has not had, nor is it expected to have, a material effect upon our competitive position.
Human Capital
People are at the center of our success. As of March 31, 2024, we employ approximately 2,850 people spread across multiple states, Puerto Rico and numerous countries. Our employees lead in the fields of product development, sales, distribution, supply chain management, finance and marketing, among many other talents and specialties. In total, as of March 31, 2024, approximately half of our employees are in hourly production and distribution roles, directly building or distributing world-class outdoor recreation and lifestyle gear and products for our consumers. We have no union-represented employees, other than those outside of the United States where required by law.
Support for our people drives us at every level. We prioritize employee success and well-being through a strong corporate infrastructure that supports employee engagement, recruiting, professional development, safety, diversity, compensation and benefits. Our overall commitment and value proposition for our employees begins with our culture and is rooted in the success of our business. When we do well, it enables us to do good for our communities, employees and charitable partners.
Employee Engagement
We are committed to two-way conversations with employees. Our Chief Executive Officer and business unit leaders hold regular employee town hall meetings where they provide updates and take employee questions. We expect to continue to regularly hold such meetings. We regularly update employees with company news, important notices, our philanthropic efforts and employee stories through many channels, including our internal digital hub (InSite), social media and our public-facing website. These employee engagement initiatives are especially important across our diverse network which includes multiple locations across the globe and a diverse set of working environments, including production, office, hybrid and remote.
Recruiting
We place a large emphasis on recruiting talented people to join us. We prioritize the hiring of smart, energetic and passionate people who not only have the skills we need to thrive in the marketplace, but who also have diverse experiences and perspectives. We have partnered with a variety of organizations to expand our recruiting base so that we can better attract talented veterans, people of color, women and others with backgrounds who would strengthen our business and underlying culture.
Professional Development
We take career development seriously. We go to great lengths to make learning and knowledge available to our employees. We deploy a variety of worker training programs on our factory and production floors, including the use of internal leaders and outside safety trainers. Programs such as tuition reimbursement, internships and employee scholarship programs are some of the ways we are investing in our people and their knowledge. We know that these investments are not only good for people, but they are also good for our business. We have seen an increase in internal promotions from all levels of the organization.
Safety and Quality
We operate in a highly regulated environment in the U.S. and international markets. U.S. federal, state and local governmental entities and foreign governments regulate many aspects of our business through product safety standards, laws and regulations.
While employees across our locations work to ensure compliance with the product safety laws and regulations that apply to their products, we have a team of dedicated professionals who oversee product safety and compliance across all locations. This organizational structure, together with robust internal policies and procedures, helps ensure that we meet our continuing obligations to regulators and consumers throughout the product life cycles and to keep our employees safe.
Diversity and Inclusion
We continuously look for ways to be more diverse and inclusive, from improving our recruiting and marketing efforts to expanding career growth opportunities and external partnerships. Our diversity and inclusion metrics as of March 31, 2024 include:

	March 31,
Statistic	2024	2023
% of U.S. employees identifying as persons of color (non-white)	25%	24%
% of U.S. leadership (manager and above) identifying as persons of color	14%	16%
% of U.S. employees who are female	35%	37%
% of U.S. leadership (manager and above) who are female	32%	32%
% of U.S. employees who are veterans	3%	3%
Compensation
We believe in equal pay for equal work. We believe pay and compensation should match the talent, experience and skillset of a person, and nothing else. We regularly review our compensation practices and benchmark our performance with others in the industry to ensure we are fulfilling our obligations of fair pay.
Benefits
We expect that our benefits programs will offer comprehensive coverage to help protect our employees’ health, family and future, and will be an important part of the total compensation we provide. We expect to offer both company-provided and optional benefits, including basic life insurance, medical, prescription, telemedicine and an employee product purchase program. We will offer a 401(k) retirement plan.
Available Information
The Company is subject to the information and reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the “Exchange Act”), and, in accordance with the Exchange

Act, will file periodic reports, proxy statements and other information with the SEC. These periodic reports, proxy statements and other information that the Company files electronically with the SEC are available for inspection and copying at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS
The following sets forth material risks related to the Transaction, the Company, the Revelyst Business and the Revelyst Common Stock. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. The risks described below are not the only risks that these businesses face or that Revelyst will face after the consummation of the Transaction. Additional risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect Revelyst’s business, financial condition and results of operations or the price of the Revelyst Common Stock in the future. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
SUMMARY OF RISK FACTORS
Risks Related to the Transaction
•The consummation of the Transaction is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Transaction may not be completed; and, if any closing conditions are waived, such waiver could have an adverse effect on Vista Outdoor stockholders and/or Revelyst.
•Litigation related to the Transaction could prevent or delay completion of the Transaction or result in payment of damages following completion of the Transaction.
•Revelyst may be unable to achieve some or all of the benefits that Revelyst expects to achieve from the Transaction, which could materially adversely affect Revelyst’s business, financial condition and results of operations.
•Revelyst may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and Revelyst may experience increased costs after the Closing.
•Revelyst has no operating history as an independent, publicly traded company, and Revelyst’s historical financial data is not necessarily representative of the results Revelyst would have achieved if Revelyst had been an independent, publicly traded company and may not be a reliable indicator of Revelyst’s future results.
•Revelyst expects that the terms of the new revolving credit facility that Revelyst intends to enter into concurrently with or prior to the Closing will restrict Revelyst’s current and future operations, particularly Revelyst’s ability to incur debt that it may need to fund initiatives in response to changes in Revelyst’s business, the industries in which Revelyst operates, the economy and governmental regulations.
•Following the Closing, Revelyst may be unable to, or the Revelyst Board may otherwise decide not to, return the cash on hand that is in excess of $250 million to Revelyst stockholders in the form of a share buyback or a special dividend.
•The transfer to Revelyst by Vista Outdoor of certain contracts, permits and other assets and rights may require the consents or approvals of, or provide other rights to, third parties and governmental authorities; and, if such consents or approvals are not obtained, Revelyst may not be entitled to the benefit of such contracts, permits and other assets and rights, which could increase Revelyst’s expenses or otherwise harm Revelyst’s business and financial performance.
•Potential indemnification obligations of Revelyst in connection with the Transaction could adversely affect Revelyst’s business, results of operations or financial condition.
Risks Related to the Revelyst Business
•Revelyst may not be able to successfully implement the acquisition component of Revelyst’s strategic leverage strategy, particularly if Revelyst is unable to raise the capital necessary to finance acquisitions.
•General economic conditions may adversely affect Revelyst’s business, results of operations and financial condition, including by creating the potential for future impairments of goodwill and other intangible and long-lived assets.
•Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase Revelyst’s operating costs and adversely impact the competitive positions of Revelyst’s products.
•Shortages of, and price increases for, labor, components, parts and other supplies, as well as commodities used in the manufacturing and distribution of Revelyst’s products, may delay or reduce Revelyst’s sales and increase Revelyst’s costs, thereby harming Revelyst’s results of operations.

•Revelyst’s business could be adversely impacted by inflation and high interest rates.
•Seasonality and weather conditions may cause Revelyst’s results of operations to vary from quarter to quarter.
•Climate change may adversely impact Revelyst’s business.
•Revelyst’s revenues and results of operations may fluctuate unexpectedly from quarter-to-quarter, which may cause Revelyst’s stock price to decline.
•Goodwill and intangible assets represent a significant portion of Revelyst’s total assets, and any impairment of these assets could negatively impact Revelyst’s results of operations and parent company equity.
•Revelyst’s results of operations could be materially harmed if Revelyst is unable to accurately forecast demand for its products.
•A disruption or a significant increase in the cost of Revelyst’s primary delivery and shipping services for Revelyst’s products and component parts or a significant disruption at shipping ports could have a negative impact on Revelyst’s business.
•Revelyst faces risks relating to Revelyst’s international business operations that could adversely affect Revelyst’s business, financial condition or results of operations.
•Some of Revelyst’s products contain licensed, third-party technology that provides important product functionality and features. The loss of or inability to obtain and maintain any such licenses could have a material adverse effect on Revelyst’s business.
•Failure to attract and retain key personnel could have an adverse effect on Revelyst’s results of operations.
•Catastrophic events may disrupt Revelyst’s business.
•Revelyst’s sales are highly dependent on purchases by several large customers, and Revelyst may be adversely affected by the loss of, or any significant decline in sales to, one or more of these customers.
•Insolvency, credit problems or other financial difficulties that could confront Revelyst’s retailers or distributors could expose Revelyst to financial risk.
•Competition in Revelyst’s industry may hinder Revelyst’s ability to execute Revelyst’s business strategy, maintain profitability or maintain relationships with existing customers.
•Revelyst’s success depends upon its ability to introduce new compelling products into the marketplace and respond to customer preferences.
•An inability to expand Revelyst’s e-commerce business could reduce its future growth.
•Revelyst’s business is highly dependent upon its brand recognition and reputation, and the failure to maintain or enhance its brand recognition or reputation would likely have an adverse effect on Revelyst’s business.
•Use of social media to disseminate negative commentary and boycotts may adversely impact Revelyst’s business.
•Revelyst manufactures, sources and sells products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
•Revelyst may incur substantial litigation costs to protect its intellectual property, and, if Revelyst is unable to protect its intellectual property, Revelyst may lose its competitive advantage; and Revelyst may be subject to intellectual property infringement claims, which could cause Revelyst to incur litigation costs and divert management attention from Revelyst’s business.
•Revelyst is subject to extensive regulation that imposes significant compliance costs on Revelyst and that could result in fines, penalties, business disruptions or other costs and liabilities.
•Increased focus and expectations on climate change and other Environmental, Social and Governance (“ESG”) matters may impose additional costs on Revelyst or could have a material adverse effect on Revelyst’s business, financial condition and results of operations and damage Revelyst’s reputation.
•Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties.

•If Revelyst’s efforts to protect the security of personal information about Revelyst’s customers and consumers are unsuccessful and unauthorized access to that personal information is obtained, or Revelyst experiences a significant disruption in Revelyst’s computer systems or a cybersecurity breach, such as the ransomware attack experienced by Fox Racing in April 2021 prior to being acquired by Revelyst, Revelyst could experience an adverse effect on its operations, Revelyst could be subject to costly government enforcement action and private litigation and Revelyst’s reputation could suffer.
•Failure to comply with data privacy and security laws and regulations could adversely affect Revelyst’s operating results and business.
•Changes in U.S. and global trade policies, including new and potential tariffs on goods Revelyst imports or on products Revelyst exports to other countries, could increase Revelyst’s cost of goods or limit Revelyst’s access to export markets.
•Revelyst’s results of operations could be impacted by unanticipated changes in tax provisions or exposure to additional income tax liabilities.
•Fluctuations in foreign currency exchange rates may adversely affect Revelyst’s financial results.
•Revelyst may need to raise capital to fund Revelyst’s ongoing working capital, capital expenditures and other financing requirements, and Revelyst cannot be sure that financing will be available on attractive terms or at all.
•Variable rate indebtedness would subject Revelyst to interest rate risk, which could cause Revelyst’s debt service obligations to increase significantly.
•If Revelyst’s estimates or judgments relating to its critical accounting policies prove to be incorrect or change significantly, Revelyst’s results of operations could be harmed.
Risks Relating to Revelyst Common Stock
•No market for Revelyst Common Stock currently exists, and an active trading market may not develop or be sustained after the Transaction. Following the Transaction, Revelyst’s stock price may fluctuate significantly.
•Substantial sales of Revelyst Common Stock may occur following the Closing, which could cause Revelyst’s stock price to decline.
•Revelyst does not anticipate paying any regular dividends on its common stock for the foreseeable future, and as a result, your only opportunity to achieve a return on your investment is if the price of Revelyst Common Stock appreciates.
•Provisions of the Revelyst Charter, the Revelyst Bylaws and Delaware law may prevent or delay an acquisition of Revelyst, which could decrease the trading price of Revelyst Common Stock.
•The Revelyst Charter will designate the Delaware Court of Chancery as the exclusive forum for certain types of actions and proceedings that may be initiated by Revelyst stockholders, and the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit Revelyst stockholders’ ability to choose the judicial forum for disputes with Revelyst or Revelyst’s directors, officers or employees.
•Your percentage of ownership in Revelyst may be diluted in the future.
Risks Related to the Transaction
The consummation of the Transaction is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Transaction may not be completed. If any closing conditions are waived, such waiver could have an adverse effect on Vista Outdoor stockholders and/or Revelyst.
The respective obligations of each party to effect the Merger, and the respective obligations of Vista Outdoor and Merger Sub Parent to effect the Subscription, are subject to the satisfaction (or to the extent permitted by applicable law, waiver) of certain conditions specified in the Merger Agreement, including, among other things: (i) the approval of the Vista Outdoor stockholders; (ii) any waiting period (or any extension thereof) applicable to the Transaction under the HSR Act having been terminated or having expired, Committee on Foreign Investment in the United States (“CFIUS”) approval having been received and approval under the United Kingdom National Security and Investment Act 2021 having been received; (iii) the absence of legal restraints prohibiting the Transaction; (iv) the completion of certain actions required to be taken pursuant to the Separation Agreement prior to consummation of the Merger; (v) our registration statement on Form S-4 (File No. 333-276525), initially filed with the SEC on January 15, 2024 having become effective and not being the subject of any stop order; (vi) the shares of Revelyst Common Stock to be distributed in connection with the Transaction having been approved for quotation on the NYSE, subject to official notice of issuance; and (vii) other customary conditions specified in the Merger Agreement. The failure to satisfy any or all of the required conditions could delay the completion of the Transaction by a significant period of time or prevent it from occurring. Any delay in completing the Transaction could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Transaction will be satisfied or waived or that the Transaction will be completed within the expected timeframe or at all.
Each party to the Merger Agreement may, to the extent permitted by law, waive any condition that is a condition to the obligations of such party to effect the Merger and/or to effect the Subscription. Conditions that are required by law such as (i) the approval of the Vista Outdoor stockholders, (ii) any waiting period (or any extension thereof) applicable to the Transaction under the HSR Act having been terminated or having expired, approval from CFIUS having been received and approval under the United Kingdom National Security and Investment Act 2021 having been received, (iii) the absence of legal restraints prohibiting the Transaction and (iv) our registration statement on Form S-4 (File No. 333-276525), initially filed with the SEC on January 15, 2024 having become effective and not being the subject of any stop order may not be waived. If the applicable party or parties were to waive a closing condition that may be waived, such waiver could have an adverse effect on Vista Outdoor stockholders and/or Revelyst. For example, (a) if the parties were to waive the condition requiring the completion of certain actions required to be taken pursuant to the Separation Agreement prior to consummation of the Merger, the Revelyst Business and the Sporting Products Business may not be properly separated following the Closing, resulting in legal, administrative and operational challenges and costs; or (b) if the parties were to waive the condition requiring the shares of Revelyst Common Stock to be distributed in connection with the Merger having been approved for quotation on the New York Stock Exchange, subject to official notice of issuance, the shares of Revelyst Common Stock issued to Vista Outdoor stockholders at the Closing would not be listed on a stock exchange until the New York Stock Exchange has approved the listing application, and the ability of Vista Outdoor stockholders to trade such shares would be adversely affected.
Litigation related to the Transaction could prevent or delay completion of the Transaction or result in payment of damages following completion of the Transaction.
It is a condition to the Transaction that no court of competent jurisdiction or other governmental authority shall have issued a judgment, order, injunction, ruling, writ, decree or other directive or enacted a law that is in effect that prohibits, enjoins or makes illegal the consummation of the Transaction. It is possible that lawsuits may be filed by Vista Outdoor stockholders challenging the Transaction. The outcome of any such lawsuits cannot be assured, including the amount of fees and costs associated with defending these claims, the amount of any potential damages payable by Revelyst following completion of the Transaction, or any other liabilities that may be incurred in connection therewith. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Transaction on the agreed-upon terms, such an injunction may delay the consummation of the Transaction in the expected timeframe or may prevent the Transaction from being consummated at all.
Revelyst may be unable to achieve some or all of the benefits that Revelyst expects to achieve from the Transaction, which could materially adversely affect Revelyst’s business, financial condition and results of operations.
Revelyst believes that, as an independent, publicly traded company, Revelyst will be able to, among other things:
•achieve enhanced strategic focus with resources to support Revelyst’s specific operational needs and growth drivers;
•establish tailored capital allocation philosophies that are better suited to support Revelyst’s distinctive business model and long-term goals;
•enhance Revelyst’s ability to attract and retain top talent that is ideally suited to execute Revelyst’s strategic and operational objectives;
•offer a differentiated and compelling investment opportunity based on Revelyst’s particular business model; and
•further cement Revelyst’s reputation as the acquirer of choice through continued M&A in the outdoor recreation products marketplace.
However, Revelyst may not achieve these or other anticipated benefits for a variety of reasons, including, among other things, that:

•the Transaction will require a significant amount of Revelyst management’s time and effort, which may divert Revelyst management’s attention from operating and growing Revelyst’s business;
•following the Closing, Revelyst will no longer be able to use cash flow from Vista Outdoor’s Sporting Products business to fund the growth of Revelyst;
•following the Closing, Revelyst may be more susceptible to market fluctuations, the risk of takeover by third parties and other adverse events because Revelyst’s business will be less diversified than Vista Outdoor’s businesses prior to the Closing; and
•the Transaction may require Revelyst to incur significant costs, including accounting, tax, legal and other professional services costs, costs related to retaining and attracting business and operational relationships with customers, suppliers and other counterparties, recruiting and relocation costs associated with hiring key senior management personnel who are new to Revelyst, costs to retain key management personnel, tax costs and costs to shared systems and other dis-synergy costs.
If Revelyst fails to achieve some or all of the benefits that Revelyst expects to achieve as an independent company or does not achieve them in the time Revelyst expects, Revelyst’s business, financial condition and results of operations could be materially adversely affected.
Revelyst may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and Revelyst may experience increased costs after the Closing.
Revelyst has historically operated as part of Vista Outdoor’s corporate organization, and Vista Outdoor has provided Revelyst with various corporate and operational functions. Following the Closing, Vista Outdoor will have no obligation to provide Revelyst with assistance other than the transition services described under the Transition Services Agreement. These services do not include every service that Revelyst has received from Vista Outdoor in the past, and Vista Outdoor is only obligated to provide these services for limited periods following the Closing. Revelyst will rely on Vista Outdoor to satisfy its performance and payment obligations under the Transition Services Agreement and other agreements related to the Transaction, and if Vista Outdoor does not satisfy such obligations, Revelyst could incur operational difficulties or losses that could materially adversely affect Revelyst’s business, financial condition and results of operations.
Accordingly, following the Closing, Revelyst will need to provide internally or obtain from unaffiliated third parties the services Revelyst currently receives from Vista Outdoor. These services include sales, marketing, procurement, information technology, e-commerce, finance, accounting, tax, human resources, legal, communications, investor relations and other general, administrative and operational functions, the effective and appropriate performance of which is critical to Revelyst’s operations. Revelyst may be unable to replace these services in a timely manner or on terms and conditions as favorable as those Revelyst receives from Vista Outdoor. Because Revelyst’s business has historically operated as part of the larger Vista Outdoor organization, Revelyst may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If Revelyst fails to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, Revelyst’s business, financial condition and results of operations could be materially adversely affected.
In addition, following the Closing, pursuant to the Transition Services Agreement that Revelyst will enter into with Vista Outdoor, Revelyst will provide to Vista Outdoor, on a transitional basis, certain services or functions transferred to Revelyst in connection with the Transaction that the Revelyst Business and the Sporting Products Business have historically shared. Performing Revelyst’s obligations under the Transition Services Agreement may require significant time and resources and may divert management’s attention from the operation of the Revelyst Business.
Revelyst has no operating history as an independent, publicly traded company, and Revelyst’s historical financial data is not necessarily representative of the results Revelyst would have achieved if Revelyst had been an independent, publicly traded company and may not be a reliable indicator of Revelyst’s future results.
Revelyst derived its historical financial data from Vista Outdoor’s consolidated financial statements, and this data does not necessarily reflect the results of operations and financial position Revelyst would have achieved as an independent, publicly traded company during the periods presented, or those that Revelyst will achieve in the future. This is primarily because of the following factors:
•Revelyst’s working capital requirements and capital for general corporate purposes, including capital expenditures and acquisitions, have been historically satisfied through Vista Outdoor’s corporate-wide cash management practices. Following the Closing, Revelyst’s results of operations may be more volatile, and Revelyst may need to obtain additional financing from banks or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may not be available or may be more costly.
•Revelyst has historically operated as part of Vista Outdoor’s broader corporate organization, and Vista Outdoor or one of its affiliates has performed various corporate and operational functions for Revelyst, such as sales, marketing, procurement, information technology, e-commerce, finance, accounting, tax, human resources, legal, communications, investor relations and other general, administrative and operational functions. Revelyst’s historical financial data reflects allocations of corporate expenses from Vista Outdoor for these and similar functions. These allocations may not reflect the costs Revelyst will incur for similar services in the future as an independent, publicly traded company.
•Revelyst will enter into transactions with Vista Outdoor that do not exist prior to the Closing, such as Vista Outdoor’s and Revelyst’s provision of transition services to each other, which are described in more detail in the Transition Services Agreement, which will cause Revelyst to incur new costs for the transition services provided by Vista Outdoor to Revelyst and for the transition services provided by Revelyst to Vista Outdoor.
•Revelyst’s historical financial data does not reflect changes that Revelyst expects to experience in the future as a result of its separation from Vista Outdoor. As part of Vista Outdoor, Revelyst enjoyed certain benefits from Vista Outdoor’s operating diversity, size, purchasing power, credit rating, borrowing leverage and available capital for investments, and Revelyst will lose these benefits after the Closing. As an independent entity, Revelyst may be unable to purchase goods, services and technologies, such as insurance and health care benefits, or access capital markets, on terms as favorable to Revelyst as those Revelyst obtained as part of Vista Outdoor prior to the Closing.
•Following the Closing, the cost of capital for Revelyst’s business may be higher than Vista Outdoor’s cost of capital prior to the Closing.
•As an independent public company, Revelyst will separately become subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 and will be required to prepare its standalone financial statements according to the rules and regulations established by the SEC. These reporting and other obligations will place significant demands on its management and on administrative and operational resources. Moreover, to comply with these requirements, Revelyst will need to migrate its systems, including information technology systems, to new Revelyst systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff. Revelyst expects to incur additional annual expenses related to these requirements, and those expenses may be significant. If Revelyst is unable to upgrade its financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, Revelyst’s ability to comply with its financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.
Other significant changes may occur in Revelyst’s cost structure, management, financing and business operations as a result of operating as an independent, publicly traded company. As such, Revelyst’s historical financial data may not be indicative of its future performance as an independent, publicly traded company.
Revelyst expects that the terms of the new revolving credit facility that Revelyst intends to enter into concurrently with or prior to the Closing will restrict Revelyst’s current and future operations, particularly Revelyst’s ability to incur debt that it may need to fund initiatives in response to changes in Revelyst’s business, the industries in which Revelyst operates, the economy and governmental regulations.
Revelyst expects that the terms of the new revolving credit facility Revelyst intends to enter into concurrently with or prior to the Closing will include a number of restrictive covenants that impose significant operating and financial restrictions on Revelyst and its subsidiaries and limit Revelyst’s ability to engage in actions that may be in Revelyst’s long-term best interests. These may restrict Revelyst’s and its subsidiaries’ ability to take some or all of the following actions:
•incur or guarantee additional indebtedness or sell disqualified or preferred stock;
•pay dividends on, make distributions in respect of, repurchase or redeem capital stock;
•make investments or acquisitions;
•sell, transfer or otherwise dispose of certain assets, including accounts receivable;
•create liens;
•enter into agreements restricting the ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of Revelyst’s or its subsidiaries’ assets;

•enter into transactions with affiliates;
•prepay, repurchase or redeem certain kinds of indebtedness;
•issue or sell stock of Revelyst’s subsidiaries; and/or
•significantly change the nature of Revelyst’s business.
As a result of all of these restrictions, Revelyst may be:
•limited in how it conducts its business and pursues its strategy;
•unable to raise additional debt financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such indebtedness and the event of default or acceleration may result in the acceleration of the repayment of any other of Revelyst’s indebtedness to which a cross-default or cross-acceleration provision applies. Furthermore, the lenders of this indebtedness may require that Revelyst pledge its assets as collateral as security for its repayment obligations. If Revelyst were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the collateral that secures this indebtedness. In the event Revelyst’s creditors accelerate the repayment of its borrowings, Revelyst may not have sufficient assets to repay such indebtedness, which could materially adversely affect its results of operations and financial condition.
Following the Closing, Revelyst may be unable to, or the Revelyst Board may otherwise decide not to, return the cash on hand that is in excess of $250 million to Revelyst stockholders in the form of a share buyback or a special dividend.
Currently, Revelyst expects that following the Closing, Revelyst will return cash on hand that is in excess of $250 million to Revelyst stockholders in the form of a share buyback or special dividend. However, Revelyst may be unable to, or the Revelyst Board may otherwise decide not to, consummate such share buyback or special dividend for reasons including, but not limited to, unforeseen events which adversely affect Revelyst’s results of operations or financial condition and necessitate the retention of such cash for use in Revelyst’s business, challenges in obtaining financing to fund Revelyst’s working capital needs and acquisition strategy on terms that are acceptable to Revelyst, changes in Revelyst’s liquidity and capital resources strategy and new or increased capital expenditure obligations. The decision to consummate a share buyback or a special dividend and the timing and amount thereof, if any, is in the sole discretion of the Revelyst Board and will depend on such factors as are deemed relevant by the Revelyst Board at the time of such decision.
The transfer to Revelyst by Vista Outdoor of certain contracts, permits and other assets and rights may require the consents or approvals of, or provide other rights to, third parties and governmental authorities. If such consents or approvals are not obtained, Revelyst may not be entitled to the benefit of such contracts, permits and other assets and rights, which could increase Revelyst’s expenses or otherwise harm Revelyst’s business and financial performance.
The Separation Agreement provides that certain contracts, permits and other assets and rights are to be transferred from Vista Outdoor or its subsidiaries to Revelyst or Revelyst’s subsidiaries in connection with the Separation. The transfer of certain of these contracts, permits and other assets and rights may require consents or approvals of third parties or governmental authorities or provide other rights to third parties. In addition, in some circumstances, Revelyst and Vista Outdoor are joint beneficiaries of contracts or permits, and Revelyst and Vista Outdoor may need the consents of third parties in order to split, separate, replace, novate or replicate the existing contracts or permits or the relevant portions of the existing contracts or permits. While Revelyst anticipates dividing, partially assigning, modifying or replicating such contracts or permits where necessary or entering into new contracts or obtaining new permits, Revelyst may not be successful in doing so in certain instances.
Some third parties may seek to use consent requirements or other rights to terminate contracts or obtain more favorable contractual terms from Revelyst, which could, for example, take the form of price increases, require Revelyst to expend additional resources in order to obtain the services or assets previously provided under the contract or require Revelyst to make arrangements with new third parties or obtain letters of credit or other forms of credit support. If Revelyst does not obtain required consents or approvals, Revelyst may be unable to obtain the benefits of the contracts, permits and other assets and rights that are intended to be allocated to Revelyst as part of Revelyst’s separation from Vista Outdoor, and Revelyst may be required to seek alternative arrangements to obtain services and assets which may be more costly and of lower quality. The termination, modification, replacement or replication of these contracts or permits or the failure to timely complete the transfer or separation of these contracts or permits could materially adversely affect Revelyst’s business, financial condition and results of operations.

Potential indemnification obligations of Revelyst in connection with the Transaction could adversely affect Revelyst’s business, results of operations or financial condition.
Pursuant to the Separation Agreement, Revelyst is required to indemnify Vista Outdoor and the other members of the Sporting Products Group for substantially all income tax liabilities of Vista Outdoor and such other Group members for tax periods ending on or prior to the Closing Date, as well as any taxes that are attributable to the consummation of the Transaction (in each case reduced by any insurance proceeds or other third-party proceeds received by the indemnified party). If the Internal Revenue Service (the “IRS”) or other taxing authority asserts any such taxes that exceed expected amounts, and Revelyst is required to indemnify Vista Outdoor for such taxes, Revelyst may be subject to substantial liabilities, which could adversely affect Revelyst’s business, results of operations or financial condition.
Risks Related to the Revelyst Business
Revelyst may not be able to successfully implement the acquisition component of Revelyst’s strategic leverage strategy, particularly if Revelyst is unable to raise the capital necessary to finance acquisitions.
Revelyst’s business strategy includes strategic leverage through targeted acquisitions and Revelyst regularly evaluates possible acquisition candidates. Revelyst may fail to identify attractive acquisition candidates, be unable to raise sufficient capital to compete for acquisition targets or be unable to reach acceptable terms for proposed acquisitions. If Revelyst is unable to complete acquisitions in the future, its ability to grow its business at the rate anticipated by Revelyst will be impaired. Revelyst may also incur costs pursuing acquisitions that do not close, which could significantly impact its financial condition or results of operations.
Historically, an important source of funds for Revelyst’s acquisitions has been cash generated by the Sporting Products segment of Vista Outdoor. Following the Closing, Revelyst’s ability to fund acquisitions will depend on Revelyst’s ongoing ability to independently generate cash from operations and obtain additional capital on acceptable terms. Revelyst’s ability to generate sufficient positive cash flows from operations to support Revelyst’s desired acquisition growth strategy is subject to many risks and uncertainties, including future economic trends and conditions, demand for Revelyst’s products and other risks and uncertainties related to Revelyst’s business. Moreover, potential acquisitions may require Revelyst to issue additional shares of common stock or obtain new debt financing in order to supplement cash available from Revelyst’s operations. Adequate financing may not be available on terms acceptable to Revelyst or at all. In addition, equity financing could result in dilution to existing stockholders, and debt financing could include terms that restrict Revelyst’s ability to operate its business or pursue other opportunities and could subject Revelyst to meaningful debt service obligations.
Additionally, Revelyst’s success depends in part on Revelyst’s ability to successfully integrate the business and operations of companies that it acquires. Revelyst cannot assure you that the expected benefits of any future acquisitions or other transactions will be realized. After any acquisition, unforeseen issues and/or costs could arise that adversely affect Revelyst’s anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual results of operations may vary significantly from initial estimates due to a variety of factors, including general economic conditions affecting the market for Revelyst’s products. Revelyst may also engage in other strategic business transactions, that, likewise, could result in unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management.
Risks may also include potential delays in adopting Revelyst’s financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to the integration of the acquired business with Revelyst’s business, potential unknown liabilities associated with the acquired company, employee retention, challenges inherent in effectively managing an increased number of employees in diverse locations and the challenge of creating uniform standards, controls, procedures, policies and information systems. These and other risks relating to Revelyst’s acquisitions could have an adverse effect on Revelyst’s business, financial condition or results of operations.
General economic conditions may adversely affect Revelyst’s business, results of operations and financial condition, including by creating the potential for future impairments of goodwill and other intangible and long-lived assets.
Revelyst’s revenues are affected by general economic conditions and consumer confidence worldwide, but especially in the U.S. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for Revelyst’s products. Macroeconomic developments such as the global or regional effects of the war in Ukraine, the Israel-Gaza conflict, high rates of inflation and related economic curtailment initiatives, a pandemic, epidemic or infectious disease outbreak, evolving trade policies between the U.S. and international trade partners or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could adversely affect Revelyst’s business, operating results, financial condition and outlook. Moreover, Revelyst’s businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets Revelyst serves, the overall level of consumer confidence in the economy and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income could reduce Revelyst’s sales and adversely affect Revelyst’s financial results. For example, during fiscal year 2024, Revelyst’s business has been significantly adversely affected by the high interest rates and pressures posed by inflation, which created an increasingly challenging economic environment for consumers and affected consumer confidence and purchasing patterns.
Furthermore, declining economic conditions create the potential for future impairments of identifiable goodwill and other intangible and long-lived assets that may negatively impact our financial condition or results of operations, such as the impairment charges we recorded in our fiscal years 2024 and 2023 to the goodwill and indefinite-lived intangible assets. The impact of weak consumer credit markets, corporate restructurings, high retail inventory, layoffs, high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation can also negatively affect Revelyst’s results of operations.
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in Revelyst’s key markets have had an adverse effect on the financial health of certain of Revelyst’s customers, which may in turn have a material adverse effect on Revelyst’s results of operations and financial condition. Revelyst extends credit to its customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases Revelyst’s exposure to the risk of uncollectible receivables. In addition, Revelyst faces increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. For example, Revelyst’s risk of uncollectible receivables and order cancellations has been elevated due to retail store closures that occurred during the height of the global COVID-19 pandemic (which adversely affected many of Revelyst’s customers), credit tightening and inflation and may be further elevated in the event of bank failures affecting Revelyst’s customers. Revelyst may reduce its level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on Revelyst’s financial condition, results of operations or cash flows. In times of uncertain economic conditions there is also increased risk that inventories may not be liquidated in an efficient manner and may result in Revelyst having excess levels of inventory.
Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase Revelyst’s operating costs and adversely impact the competitive positions of Revelyst’s products.
Revelyst relies on third-party suppliers to produce a significant majority of the products Revelyst sells. Revelyst’s reliance on third-party suppliers for various product components and finished goods exposes Revelyst to volatility in the availability, quality and price of these product components and finished goods. A disruption in deliveries from Revelyst’s third-party suppliers, including as a result of natural disasters, public health crises or other significant catastrophic events such as a pandemic, epidemic or infectious disease outbreak, capacity constraints, production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on Revelyst’s ability to meet its commitments to customers or increase its operating costs.
Revelyst’s inability to obtain sufficient quantities of components, parts, raw materials or other supplies from independent sources necessary for the production of Revelyst’s products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact Revelyst’s results of operations. Many of the components, parts, raw materials and other supplies used in the production of Revelyst’s products are available only from a limited number of suppliers. Revelyst does not have long-term supply contracts with all of Revelyst’s suppliers. As a result, Revelyst could be subject to increased costs, supply interruptions and difficulties in obtaining materials. Revelyst’s suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that Revelyst uses in Revelyst’s products. The time lost in seeking and acquiring new sources could have an adverse effect on Revelyst’s business, financial condition or results of operations.
In addition, Revelyst’s supply contracts are generally not exclusive. As a result, supplies Revelyst may need may be allocated to other customers, such as where necessary to fulfill priority orders to the government or during times of elevated demand. Additionally, Revelyst’s suppliers may provide similar supplies and materials to Revelyst’s competitors, some of whom could potentially purchase these supplies and materials in significantly greater volume than Revelyst does. Revelyst’s competitors could enter into restrictive or exclusive arrangements with these suppliers that could impair or eliminate Revelyst’s access to necessary supplies and materials.
Quality issues experienced by third-party suppliers could also adversely affect the quality and effectiveness of Revelyst’s products and result in liability and reputational harm.

Shortages of, and price increases for, labor, components, parts and other supplies, as well as commodities used in the manufacturing and distribution of Revelyst’s products, may delay or reduce Revelyst’s sales and increase Revelyst’s costs, thereby harming Revelyst’s results of operations.
Revelyst manufactures a portion of its products at plants that it operates. Shortages of, or cost increases for, labor or other inputs to the manufacturing and distribution process could delay or reduce Revelyst’s sales or gross margins and thereby have an adverse effect on Revelyst’s financial condition and results of operations.
Although Revelyst manufactures many of the components for Revelyst’s products, Revelyst purchases from third parties certain important components, finished goods and raw materials. The costs of these components, finished goods and raw materials are affected by increases in input costs and are, therefore, subject to price volatility caused by weather, market conditions, overall inflationary pressures and other factors that are not predictable or within Revelyst’s control, including natural disasters and public health crises or other significant catastrophic events, such as a pandemic, epidemic or infectious disease outbreak.
Higher prices for electricity, natural gas, microchips, metals, transportation and fuel also increase Revelyst’s production and shipping costs. A significant shortage, increased prices or interruptions in the availability of these commodities and components would increase the costs of producing and delivering products to Revelyst’s customers and would be likely to negatively affect Revelyst’s earnings. Commodity costs have varied significantly during recent fiscal years and remain a volatile element of Revelyst’s costs.
Revelyst’s business could be adversely impacted by inflation and high interest rates.
General inflation in the U.S., Europe and other geographies has risen to levels not experienced in recent decades, which could have negative impacts on Revelyst’s business by increasing Revelyst’s operating costs and borrowing costs, as well as decreasing the disposable income available for consumers to purchase Revelyst’s products. In addition, recent interest rate increases aimed at curbing inflation could have a dampening effect on overall economic activity and could make it difficult for Revelyst to obtain financing at attractive rates, which could impair Revelyst’s ability to raise sufficient capital to execute its business plans, including its growth strategy and future acquisitions. As a result, Revelyst’s financial condition, results of operations and cash flows could be adversely affected.
Seasonality and weather conditions may cause Revelyst’s results of operations to vary from quarter to quarter.
Because many of the products Revelyst sells are used for seasonal outdoor activities, Revelyst’s results of operations may be significantly impacted by unseasonable weather conditions. For example, Revelyst’s winter sport accessories sales are dependent on cold winter weather and snowfall and can be negatively impacted by unseasonably warm or dry weather. Conversely, sales of Revelyst’s spring and summer products, such as golf accessories, can be adversely impacted by unseasonably cold or wet weather. In addition, sales of Revelyst’s hunting accessories are highest during the fall hunting season and winter holidays. Accordingly, Revelyst’s sales results and financial condition will typically suffer when weather patterns or seasonal spending patterns do not conform to seasonal norms.
The seasonality of Revelyst’s sales may change in the future. Seasonal variations in Revelyst’s results of operations may reduce Revelyst’s cash on hand, increase its inventory levels and extend its accounts receivable collection periods. This in turn may cause Revelyst to increase its debt levels and interest expense to fund its working capital requirements.
Climate change may adversely impact Revelyst’s business.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Physical risks presented by climate change, including increased frequency, intensity and duration of extreme weather conditions, could, among other things, disrupt the operation of Revelyst’s supply chain or increase its product costs. Changes in weather patterns could also impact the types and amounts of Revelyst’s products that consumers purchase by adversely affecting the open spaces where consumers recreate or shortening or changing the seasons in which consumers participate in their chosen outdoor activity. Additionally, efforts to transition to a lower carbon economy could also disrupt Revelyst’s business, such as by increasing Revelyst’s product costs or increasing the costs of travel, which could affect consumer spending on outdoor recreation. As a result, the effects of climate change could have short- and long-term adverse impacts on Revelyst’s business and results of operations.

Revelyst’s revenues and results of operations may fluctuate unexpectedly from quarter-to-quarter, which may cause Revelyst’s stock price to decline.
Revelyst’s revenues and results of operations have fluctuated significantly in the past and may fluctuate significantly in the future due to various factors, including, but not limited to:
•market acceptance of Revelyst’s products and services;
•general economic conditions, including inflation and/or recession;
•the timing of large domestic and international orders;
•cancellation of existing orders;
•the outcome of litigation;
•adverse publicity surrounding Revelyst’s products, the safety of Revelyst’s products or the use of Revelyst’s products;
•changes in Revelyst’s sales mix;
•new product introduction costs;
•high levels of retailer and distributor inventory;
•complexity in Revelyst’s integrated supply chain;
•increased raw material and/or other commodity expenses;
•changes in amount and/or timing of Revelyst’s operating expenses;
•natural disasters and public health crises or other significant catastrophic events, such as a pandemic, epidemic or infectious disease outbreak, in markets in which Revelyst and Revelyst’s customers, suppliers and manufacturers operate;
•changes in laws and regulations that may affect the marketability of Revelyst’s products;
•the domestic political environment;
•uncertainties related to changes in macroeconomic and/or global conditions, including as a result of the war in Ukraine, the imposition of sanctions on Russia and the Israel-Gaza conflict;
•risks relating to foreign trade;
•tariffs;
•import and export controls; and
•fluctuations in currency exchange rates (particularly the Euro, the British pound, the Chinese renminbi (yuan) and the Canadian dollar).
As a result of these and other factors, Revelyst believes that period-to-period comparisons of Revelyst’s results of operations may not be meaningful in the short term, and Revelyst’s performance in a particular period may not be indicative of Revelyst’s performance in any future period.
Goodwill and intangible assets represent a significant portion of Revelyst’s total assets, and any impairment of these assets could negatively impact Revelyst’s results of operations and parent company equity.
Revelyst’s goodwill and identifiable intangible assets consist of goodwill from acquisitions, trademarks and trade names, patented technology, customer relationships and other intangible assets. Accounting rules require the evaluation of Revelyst’s goodwill and indefinite-lived intangible assets for impairment at least annually or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. Such indicators include a sustained decline in Revelyst’s stock price or market capitalization, adverse changes in economic or market conditions or prospects and changes in Revelyst’s operations.
An asset is considered to be impaired when its carrying value exceeds its fair value. If, due to declining market conditions or other factors, a significant amount of Revelyst’s goodwill or other identifiable intangible assets were deemed to be impaired,

Revelyst’s business, financial condition and results of operations could be negatively affected. For example, we have recorded impairment charges to goodwill and identifiable indefinite-lived intangible assets during fiscal years 2024 and 2023.
Revelyst’s results of operations could be materially harmed if Revelyst is unable to accurately forecast demand for its products.
Revelyst often schedules internal production, places orders and, at times, pre-pays for products, components and materials with third-party suppliers before receiving firm orders from Revelyst’s customers. In addition, orders from customers are generally subject to cancellation at any time before acceptance. If Revelyst fails to accurately forecast customer demand or if orders are cancelled before delivery, Revelyst may experience excess inventory levels or a shortage of products to deliver to Revelyst’s customers. Factors that could affect Revelyst’s ability to accurately forecast demand for Revelyst’s products include:
•an increase or decrease in consumer demand for Revelyst’s products or for the products of Revelyst’s competitors;
•Revelyst’s failure to accurately forecast customer acceptance of new products;
•new product introductions by competitors;
•changes in Revelyst’s relationships with customers;
•changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers, including as a result of natural disasters and public health crises or other significant catastrophic events, such as a pandemic, epidemic or infectious disease outbreak;
•changes in laws and regulations governing the activities for which Revelyst sells products, such as hunting and shooting sports;
•weak economic conditions or consumer confidence or inflation, which could reduce demand for discretionary items such as Revelyst’s products; and
•the domestic political environment.
Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory on less favorable terms, including discounted prices or payment terms, which could have an adverse effect on Revelyst’s business, financial condition or results of operations. If Revelyst underestimates demand for Revelyst’s products, Revelyst’s manufacturing facilities or third-party suppliers may not be able to create products to meet customer demand, and this could result in delays in the shipment of products and lost revenues, as well as damage to Revelyst’s reputation and customer relationships. Revelyst may not be able to manage inventory levels successfully to meet future order and reorder requirements.
A disruption or a significant increase in the cost of Revelyst’s primary delivery and shipping services for Revelyst’s products and component parts or a significant disruption at shipping ports could have a negative impact on Revelyst’s business.
Revelyst uses various carriers, including Federal Express (“FedEx”), for ground shipments of products to Revelyst’s U.S. customers. Revelyst uses air carriers and ocean shipping services for most of Revelyst’s international shipments of products. Furthermore, many of Revelyst’s finished goods and many of the components Revelyst uses to manufacture its products are shipped to Revelyst via air carrier and shipping services. If there is any continued or additional significant interruption in service by such providers or at airports or shipping ports in the future, Revelyst may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver Revelyst’s products or receive finished goods or components in a timely and cost-efficient manner. As a result, Revelyst could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in FedEx services, other ground carriers, air carrier services, ship services or at airports or shipping ports could have a negative impact on Revelyst’s business. Furthermore, if the cost of delivery or shipping services increases significantly and the additional costs cannot be covered by product pricing, Revelyst’s operating results could be materially adversely affected.
Revelyst faces risks relating to Revelyst’s international business operations that could adversely affect Revelyst’s business, financial condition or results of operations.
Revelyst’s ability to maintain the current level of operations in Revelyst’s existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with Revelyst doing business internationally, including:
•issues related to managing international operations;

•potentially adverse tax developments;
•lack of sufficient protection for intellectual property in some countries;
•fluctuations in currency exchange rates (particularly the Euro, the British pound, the Chinese renminbi (yuan) and the Canadian dollar);
•tariffs;
•import and export controls;
•social, political and economic instability in the countries in which Revelyst operates;
•changes in economic conditions;
•inflation and/or recession;
•uncertainties related to changes in macroeconomic and/or global conditions, including as a result of the war in Ukraine, the imposition of sanctions on Russia and the Israel-Gaza conflict;
•the occurrence of natural disasters, public health crises or other significant catastrophic events, such as a pandemic, epidemic or infectious disease outbreak, in countries in which Revelyst operates;
•local laws and regulations, including those governing labor, product safety and environmental protection;
•changes to international treaties and regulations; and
•limitations on Revelyst’s ability to efficiently repatriate cash from its foreign operations.
Any one or more of these risks could adversely affect Revelyst’s business, financial condition or results of operations.
Some of Revelyst’s products contain licensed, third-party technology that provides important product functionality and features. The loss of or inability to obtain and maintain any such licenses could have a material adverse effect on Revelyst’s business.
Some of Revelyst’s products contain technology licensed from third parties that provides important product functionality and features. Revelyst cannot assure you that Revelyst will have continued access to this technology. For example, if the licensing company ceases to exist, either as a result of bankruptcy, dissolution or purchase by a competitor, Revelyst may lose access to important third-party technology and may not be able to obtain replacement technology on favorable terms or at all. In addition, legal actions, such as intellectual property actions, brought against the licensing company could impact Revelyst’s future access to the technology. Any of these actions could negatively affect Revelyst’s technology licenses, thereby reducing the functionality and features of Revelyst’s products, and adversely affect Revelyst’s business, financial condition or results of operations.
Failure to attract and retain key personnel could have an adverse effect on Revelyst’s results of operations.
Revelyst’s future success will depend in part on the continued service of key personnel and Revelyst’s ability to attract, retain and develop key managers, designers, sales and information technology professionals and others. Competition for experienced executives and skilled employees in some areas is high, and Revelyst may experience difficulty in recruiting and retaining employees, particularly given the Transaction. Any inability to attract qualified new employees or retain existing employees may have a material adverse effect on Revelyst’s financial condition, results of operations or cash flows.
Catastrophic events may disrupt Revelyst’s business.
A disruption or failure of Revelyst’s systems or operations in the event of a major earthquake, weather event, public health crisis (such as a pandemic), cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of Revelyst’s critical businesses or information technology systems could harm Revelyst’s ability to conduct normal business operations and Revelyst’s results of operations.
In addition, damage or disruption to Revelyst’s manufacturing and distribution capabilities or those of Revelyst’s suppliers because of a major earthquake, weather event, public health crisis, cyber-attack, terrorist attack or other catastrophic event could impair Revelyst’s ability or Revelyst’s suppliers’ ability to manufacture or sell Revelyst’s products. If Revelyst does not take steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, such events could have a material adverse effect on Revelyst’s business, financial condition or results of operations, as well as require additional resources to restore Revelyst’s supply chain.
Revelyst’s sales are highly dependent on purchases by several large customers, and Revelyst may be adversely affected by the loss of, or any significant decline in sales to, one or more of these customers.
The U.S. retail and distribution industries serving the outdoor recreation market have become relatively concentrated. Sales to Revelyst’s top ten customers accounted for approximately 23%, 23%, and 33% of Revelyst’s combined net sales in fiscal years 2024, 2023, and 2022, respectively.
No customer contributed more than 10% of sales during fiscal years 2024 or 2023. Walmart contributed 10% in fiscal year 2022. Further consolidation in the U.S. retail industry could increase the concentration of Revelyst’s retail store customer base in the future.
Although Revelyst has long-established relationships with many of Revelyst’s customers, as is typical in the markets in which it competes, Revelyst generally does not have long-term sales agreements with its customers. As such, Revelyst is dependent on individual purchase orders. As a result, prior to acceptance, these customers are able to cancel their orders, change purchase quantities from forecast volumes, delay purchases, change other terms of Revelyst’s business relationship or cease to purchase Revelyst’s products entirely. Revelyst’s customers’ purchasing activity may also be impacted by general economic conditions as well as natural disasters and public health crises or other significant catastrophic events, such as a pandemic, epidemic or infectious disease outbreak.
The loss of any one or more of Revelyst’s large customers, significant or numerous cancellations, reductions, delays in purchases or payments or changes in business practices by Revelyst’s large customers could have an adverse effect on Revelyst’s business, financial condition or results of operations, including but not limited to reductions in sales volumes and profits, inability to collect receivables and increases in inventory levels.
Insolvency, credit problems or other financial difficulties that could confront Revelyst’s retailers or distributors could expose Revelyst to financial risk.
Revelyst sells to the large majority of retail customers on open account terms and does not require collateral or a security interest in the inventory that it sells to such customers. Consequently, Revelyst’s accounts receivable from its retail customers are unsecured. Revelyst also relies on third-party distributors to distribute Revelyst’s products to Revelyst’s retail and direct-to-consumer customers. Insolvency, credit problems or other financial difficulties confronting Revelyst’s retailers or distributors could expose Revelyst to financial risk. These events could expose Revelyst to risks if Revelyst’s distributors are unable to distribute Revelyst’s products to Revelyst’s customers and/or if Revelyst’s retail customers are unable to pay for the products that they purchase from Revelyst in a timely matter or at all. Financial difficulties of Revelyst’s retailers could also cause them to reduce their sales staff, use of attractive displays, or number or size of stores or the amount of floor space dedicated to Revelyst’s products. Any reduction in sales by, or loss of, Revelyst’s current retailers or customer demand, or credit risks associated with Revelyst’s retailers or distributors, could harm Revelyst’s business, results of operations and financial condition.
Competition in Revelyst’s industry may hinder Revelyst’s ability to execute Revelyst’s business strategy, maintain profitability or maintain relationships with existing customers.
Revelyst operates in a highly competitive industry and competes against other manufacturers that have well-established brand names and strong market positions. Given the diversity of Revelyst’s product portfolio, Revelyst has various significant competitors in each of Revelyst’s markets, including: Alpine Stars, Bontrager, Canyon, Schwinn, Shimano, Shoei, Smith, Specialized, Contigo, Hydro Flask, Osprey, Nalgene and Yeti in Revelyst’s Adventure Sports segment; Garmin, Nikon, SkyTrak, Topgolf Callaway and Trackman in Revelyst’s Precision Sports Technology segment; and Huk, Orvis, Patagonia, Caldwell, Covert Optics, Nikon, Leupold, Rhino, Vortex, Wheeler, Coleman, Traeger, Weber, Kuiu, First Lite, Mystery Ranch and Sitka in Revelyst’s Outdoor Performance segment.
Competition in the markets in which Revelyst operates is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features and warranties, as well as sales and marketing programs. Competition could result in price reductions, reduced profits, extensions of credit or losses or loss of market share, any of which could have a material adverse effect on Revelyst’s business, financial condition or results of operations. Certain of Revelyst’s competitors may be more diversified than Revelyst or may have financial and marketing resources that are substantially greater than those of Revelyst, which may allow them to invest more heavily in intellectual property, product development and advertising. Since many of Revelyst’s competitors also source their products from third parties, Revelyst’s ability to obtain a cost advantage through sourcing is limited.

Certain of Revelyst’s competitors may be willing to reduce prices and accept lower profit margins or extend more credit to compete with Revelyst. Further, retailers often demand that suppliers reduce their prices on mature products, which could lead to lower margins.
Revelyst’s products typically face more competition internationally where foreign competitors manufacture and market products in their respective countries, which allows those competitors to sell products at lower prices, which could adversely affect Revelyst’s competitiveness.
In addition, Revelyst’s products compete with many other outdoor products for the discretionary spending of consumers. Failure to effectively compete with these competitors or alternative products could have a material adverse effect on Revelyst’s performance.
Revelyst’s success depends upon its ability to introduce new compelling products into the marketplace and respond to customer preferences.
Revelyst’s efforts to introduce new products into the marketplace may not be successful, and any new products that Revelyst introduces may not result in customer or market acceptance. Revelyst both develops and sources new products and components that it believes will match customer preferences. The development of new products is a lengthy and costly process and may not result in the development of a successful product. In addition, the sourcing of Revelyst’s products and components is dependent, in part, on Revelyst’s relationships with its third-party suppliers, some of whom are also its competitors. If Revelyst is unable to maintain these relationships, Revelyst may not be able to continue to source products at competitive prices that both meet its standards and appeal to Revelyst’s customers. Failure to develop or source and introduce new products that consumers want to buy could decrease Revelyst’s sales, operating margins and market share and could adversely affect its business, financial condition or results of operations.
Even if Revelyst is able to develop or source new products, Revelyst’s efforts to introduce new products may be costly and ineffective. When introducing a new product, Revelyst incurs expenses and expends resources to market, promote and sell the new product. New products that Revelyst introduces into the marketplace may be unsuccessful or may be less successful than Revelyst’s expectations for a variety of reasons, including failure to predict market demand, delays in introduction, unfavorable cost comparisons with alternative products and unfavorable performance. Significant expenses related to new products that prove to be unsuccessful for any reason will adversely affect Revelyst’s results of operations. In addition, inflation and rising product costs may affect Revelyst’s ability to provide products in a cost-effective manner and hinder Revelyst from attracting new customers.
An inability to expand Revelyst’s e-commerce business could reduce its future growth.
Consumers are increasingly shopping online via e-commerce retailers, and Revelyst faces intense pressure to make its products readily and conveniently available via e-commerce services. Revelyst’s success in participating in e-commerce depends on Revelyst’s ability to effectively use its marketing resources to communicate with existing and potential customers. To increase its e-commerce sales, Revelyst may need to dedicate more resources to promotional activity, which could impact Revelyst’s gross margin and increase its marketing expenses. Revelyst continues to enhance its direct-to-consumer e-commerce platforms but relies to an extent on third-party e-commerce websites to sell Revelyst’s products, which could lead to Revelyst’s e-commerce customers having some control over the pricing of Revelyst’s products. This in turn could harm Revelyst’s relationships with its brick and mortar customers as they may perceive themselves to be at a disadvantage based on the e-commerce pricing of Revelyst’s products. Revelyst may not be able to successfully expand Revelyst’s e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.
In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies; reliance on third-party computer hardware/software and service providers; data breaches; violations of federal, state and international laws, including those relating to online privacy; credit card fraud, telecommunication failures, electronic break-ins and similar disruptions; and disruptions of Internet service. Revelyst’s inability to adequately respond to these risks and uncertainties or to successfully maintain and expand Revelyst’s direct-to-consumer business may have an adverse impact on Revelyst’s operating results.
Revelyst plans to continue to expand its brand recognition and product loyalty through social media and Revelyst’s websites. These efforts are intended to yield greater traffic to Revelyst’s websites and increase Revelyst’s direct-to-consumer revenue. By doing so, Revelyst will become, to an extent, a competitor to Revelyst’s customers, reducing their revenue in the process. This could lead to adverse relationships with Revelyst’s online and brick and mortar retail customers, which could have an adverse impact on Revelyst’s operating results.

Revelyst’s business is highly dependent upon its brand recognition and reputation, and the failure to maintain or enhance its brand recognition or reputation would likely have an adverse effect on Revelyst’s business.
Revelyst’s brand recognition and reputation are critical aspects of Revelyst’s business. Revelyst believes that maintaining and enhancing Revelyst’s brands as well as Revelyst’s reputation are critical to retaining existing customers and attracting new customers. Revelyst also believes that the importance of its brand recognition and reputation will continue to increase as competition in the markets in which Revelyst competes continues to develop.
Revelyst’s future growth and profitability will depend in large part upon the effectiveness and efficiency of its advertising, promotion, public relations and marketing programs. These brand promotion activities may not yield increased revenue and the effectiveness of these activities will depend on a number of factors, including Revelyst’s ability to:
•determine the appropriate creative message, media mix and markets for advertising, marketing and promotional initiatives and expenditures;
•identify the most effective and efficient level of spending in each market, medium and specific media vehicle; and
•effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.
Revelyst may implement new marketing and advertising strategies with significantly higher costs than Revelyst’s current channels, which could adversely affect Revelyst’s results of operations. Implementing new marketing and advertising strategies could also increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. Revelyst also may incur marketing and advertising expenses significantly in advance of the time Revelyst anticipates recognizing revenue associated with such expenses, and Revelyst’s marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if Revelyst’s marketing and advertising expenses result in increased revenue, the increase in revenue might not offset Revelyst’s related marketing and advertising expenditures. If Revelyst is unable to maintain its marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more cost-effective channels, Revelyst’s marketing and advertising expenses could increase substantially, Revelyst’s customer base could be adversely affected and Revelyst’s business, financial condition or results of operations could be adversely impacted.
Competitors have imitated and attempted to imitate and will likely continue to imitate or attempt to imitate, Revelyst’s products and technology, particularly in countries overseas where counterfeiting is more prevalent. If Revelyst is unable to protect or preserve Revelyst’s brand image and proprietary rights, Revelyst’s business may be harmed. As Revelyst increases sales overseas, Revelyst may experience increased counterfeiting of its products.
In addition, certain of Revelyst’s products and brands benefit from endorsements and support from particular outdoor enthusiasts, athletes or other celebrities, and those products and brands may become personally associated with those individuals. As a result, Revelyst’s brands or sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.
Use of social media to disseminate negative commentary and boycotts may adversely impact Revelyst’s business.
There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding Revelyst or Revelyst’s brands may be posted on social media platforms at any time and may have an adverse impact on Revelyst’s reputation, business or relationships with third parties, including suppliers, customers, investors and lenders. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy or context. The harm may be immediate without affording Revelyst an opportunity for redress or correction.
Social media platforms also provide users with access to such a broad audience that collective action, such as boycotts, can be more easily organized. Such actions could have an adverse effect on Revelyst’s business, financial condition, results of operations and/or cash flows.
Revelyst manufactures, sources and sells products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
Some of Revelyst’s products are used in applications and situations that involve risk of personal injury and death. Revelyst’s products expose Revelyst to potential product liability, warranty liability and personal injury claims and litigation relating to the use or misuse of Revelyst’s products, including allegations of defects in manufacturing, defects in design, deceptive advertising, a failure to warn of dangers inherent in the product or activities associated with the product, negligence and strict liability. If successful, such claims could have a material adverse effect on Revelyst’s business.
Defects in Revelyst’s products could reduce demand for Revelyst’s products and result in a decrease in sales and market acceptance and damage to Revelyst’s reputation.
Complex components and assemblies used in Revelyst’s products may contain undetected defects that are subsequently discovered at any point in the life of the product. In addition, Revelyst obtains many of Revelyst’s products and component parts from third-party suppliers and may not be able to detect defects in such products or component parts until after they are sold. Defects in Revelyst’s products may result in a loss of sales, recall expenses, delay in market acceptance, damage to Revelyst’s reputation and increased warranty costs, which could have a material adverse effect on Revelyst’s business, financial condition or results of operations.
Although Revelyst maintains product liability insurance in amounts that Revelyst believes are reasonable, Revelyst may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of Revelyst’s insurance coverage. In addition, Revelyst’s reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about Revelyst’s products.
Revelyst may incur substantial litigation costs to protect its intellectual property, and if Revelyst is unable to protect its intellectual property, Revelyst may lose its competitive advantage. Revelyst may be subject to intellectual property infringement claims, which could cause Revelyst to incur litigation costs and divert management attention from Revelyst’s business.
Revelyst’s future success depends in part upon its ability to protect its intellectual property. Revelyst’s protective measures, including patents, trademarks, copyrights, trade secret protection and internet identity registrations, may prove inadequate to protect its proprietary rights and market advantage. The right to stop others from misusing Revelyst’s trademarks and service marks in commerce depends, to some extent, on Revelyst’s ability to show evidence of enforcement of Revelyst’s rights against such misuse in commerce. Revelyst’s failure to stop the misuse by others of Revelyst’s trademarks and service marks may lead to Revelyst’s loss of trademark and service mark rights, brand loyalty and notoriety among Revelyst’s customers and prospective customers. The scope of any patent to which Revelyst has or may obtain rights may not prevent others from developing and selling competing products. In addition, Revelyst’s patents may be held invalid upon challenge, or others may claim rights in, or ownership of, Revelyst’s patents. Moreover, Revelyst may become subject to litigation with parties that claim, among other matters, that Revelyst infringed their patents or other intellectual property rights. The defense and prosecution of patent and other intellectual property claims are both costly and time-consuming and could result in a material adverse effect on Revelyst’s business and financial position.
Also, any intellectual property infringement claims against Revelyst, with or without merit, could be costly and time-consuming to defend and divert Revelyst management’s attention from Revelyst’s business. If Revelyst’s products were found to infringe a third party’s proprietary rights, Revelyst could be forced to enter into costly royalty or licensing agreements in order to be able to continue to sell Revelyst’s products or discontinue use of the protected technology. Such royalty and licensing agreements may not be available on terms acceptable to Revelyst or at all. Rights holders may demand payment for past infringements or force Revelyst to accept costly license terms or discontinue use of protected technology or works of authorship.
Revelyst may become involved in litigation regarding patents and other intellectual property rights. Other companies, including Revelyst’s competitors, may develop intellectual property that is similar or superior to Revelyst’s intellectual property, may duplicate Revelyst’s intellectual property or design around Revelyst’s patents or may have or obtain patents or other proprietary rights that would prevent, limit or interfere with Revelyst’s ability to make, use or sell its products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which Revelyst sells products or from which competing products may be sold.
Unauthorized parties may attempt to copy or otherwise use aspects of Revelyst’s intellectual property and products that Revelyst regards as proprietary. Revelyst’s means of protecting its proprietary rights in the U.S. or abroad may prove to be inadequate, and competitors may be able to develop similar intellectual property independently. If Revelyst’s intellectual property protection is insufficient to protect its intellectual property rights, Revelyst could face increased competition in the markets for its products.
Should any of Revelyst’s competitors file patent applications or obtain patents that claim inventions also claimed by Revelyst, Revelyst may choose to participate in an interference proceeding to determine the right to a patent for these inventions because Revelyst’s business could be harmed if Revelyst fails to enforce and protect Revelyst’s intellectual property rights. Even if the outcome is favorable, an interference proceeding could result in substantial costs to Revelyst and disrupt Revelyst’s business.

In the future, Revelyst also may need to file lawsuits to enforce Revelyst’s intellectual property rights, to protect Revelyst’s trade secrets or to determine the validity and scope of the proprietary rights of others. Any such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on Revelyst’s business, financial condition or results of operations.
Revelyst is subject to extensive regulation that imposes significant compliance costs on Revelyst and that could result in fines, penalties, business disruptions or other costs and liabilities.
Like other global manufacturers and distributors of consumer products, Revelyst is required to comply with a wide variety of federal, state, local and international laws, rules and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace safety, the environment, the import and export of products and tax. See “Regulatory Matters” in ITEM 1. to this Annual Report. These laws, rules and regulations currently impose significant compliance requirements on Revelyst’s business, and more restrictive laws, rules and regulations may be adopted in the future.
Increased focus and expectations on climate change and other Environmental, Social and Governance (“ESG”) matters may impose additional costs on Revelyst or could have a material adverse effect on Revelyst’s business, financial condition and results of operations and damage Revelyst’s reputation.
Increased focus and expectations on ESG are emerging trends with governmental and non-governmental organizations, stockholders, retail customers, end consumers, communities and other stakeholders. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking, diversity and inclusion, employee well-being and other ESG matters and greater demands on Revelyst’s packaging and products. The increased focus on ESG matters may also lead to increased regulation and customer, stockholder and consumer demands that may hinder access to or increase the cost of capital as investors reallocate capital or decide not to commit capital as a result of their assessment of companies’ ESG practices or reporting, or could require Revelyst to incur additional costs or make changes to Revelyst’s operations to comply with new regulations or address these demands. Revelyst expects that these trends will continue. If Revelyst is unable to adequately respond to, or Revelyst is not perceived as adequately responding to, existing or new requirements or demands, customers and consumers may choose to purchase products from another company or a competitor. Increased requirements and costs to comply with these requirements, such as climate change regulations and international accords, may also cause disruptions in or higher costs associated with manufacturing or distributing Revelyst’s products. ESG matters are currently reported in line with a variety of different reporting frameworks and by a number of sustainability ratings agencies, and these frameworks and ratings providers may not be the same as those evaluated by Revelyst’s stakeholders, may emphasize different aspects of ESG practices and performance or may not accurately reflect Revelyst’s ESG performance in certain respects. Any real or perceived failure to achieve Revelyst’s ESG goals or a perception of Revelyst’s failure to act responsibly or to effectively respond to new, or changes in, legal or regulatory requirements relating to ESG matters could adversely affect Revelyst’s business, financial condition, results of operations and reputation.
Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, could result in fines or criminal penalties.
The international nature of Revelyst’s business exposes Revelyst to trade controls and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce and Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”), export controls, economic sanctions, anti-boycott provisions and other federal statutes and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to Revelyst. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and Revelyst expects the relevant agencies to continue to increase their enforcement efforts.
In foreign countries in which Revelyst has operations, a risk exists that Revelyst’s associates, contractors or agents could, in contravention of Revelyst’s policies, engage in business practices prohibited by U.S. laws and regulations applicable to Revelyst, such as the FCPA, or the laws and regulations of other countries, such as the UK Bribery Act. Prior to the Closing, Revelyst will adopt a corporate policy that will prohibit such business practices. Nevertheless, Revelyst remains subject to the risk that one or more of Revelyst’s associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by Revelyst’s policies, circumvent Revelyst’s compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by Revelyst’s internal policies, could adversely affect Revelyst’s business or financial performance and Revelyst’s reputation.

By virtue of these laws and regulations, Revelyst may be obliged to limit its business activities, incur costs for compliance programs or be subject to enforcement actions or penalties for noncompliance. A violation of these laws, sanctions or regulations could result in restrictions on Revelyst’s exports, civil and criminal fines or penalties and could adversely impact Revelyst’s business, financial condition or results of operations.
If Revelyst’s efforts to protect the security of personal information about Revelyst’s customers and consumers are unsuccessful and unauthorized access to that personal information is obtained, or Revelyst experiences a significant disruption in Revelyst’s computer systems or a cybersecurity breach, such as the ransomware attack experienced by Fox Racing in April 2021 prior to being acquired by Revelyst, Revelyst could experience an adverse effect on its operations, Revelyst could be subject to costly government enforcement action and private litigation and Revelyst’s reputation could suffer.
Revelyst’s operations, especially its retail operations, involve the storage and transmission of its customers’ and consumers’ proprietary information, such as credit card and bank account numbers, and security breaches could expose Revelyst to a risk of loss of this information, government enforcement action and litigation and possible liability. Revelyst’s payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.
If Revelyst’s security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to Revelyst’s customers’ and consumers’ data, Revelyst’s reputation may be damaged, Revelyst’s business may suffer, and Revelyst could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, Revelyst may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of Revelyst’s security occurs, the public perception of the effectiveness of Revelyst’s security measures could be harmed and Revelyst could lose customers and consumers, which could adversely affect Revelyst’s business. Prior to being acquired by Revelyst, Fox Racing experienced a ransomware attack in April 2021. The attack impacted Fox Racing’s backup systems, and Fox Racing incurred significant expense to restore access to its systems. Following the attack, Fox Racing notified the eleven individuals (located in the United Kingdom, Spain and Canada) who were affected along with regulators in the applicable jurisdictions. Although Fox Racing has taken steps to enhance its security systems in response to this incident, Revelyst cannot assure you that such steps will be sufficient to prevent similar attacks in the future.
Revelyst also relies extensively on Revelyst’s computer systems to manage Revelyst’s ordering, pricing, inventory replenishment and other processes. Revelyst’s systems could be subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and Revelyst’s disaster recovery planning cannot account for all eventualities. If Revelyst’s systems are damaged, fail to function properly or otherwise become unavailable, Revelyst may incur substantial costs to repair or replace them, and Revelyst may experience loss of critical data and interruptions or delays in Revelyst’s ability to perform critical functions, which could adversely affect Revelyst’s business, financial condition or results of operations.
Failure to comply with data privacy and security laws and regulations could adversely affect Revelyst’s operating results and business.
A growing number of federal, state and international data privacy and security laws and regulations have been enacted that govern the collection, use, disclosure, transfer, storage, disposal and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (the “CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, the California Privacy Rights Act (the “CPRA”), which became effective January 1, 2023, revised and significantly expanded the scope of the CCPA. The CPRA created a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased enforcement. Other states have considered and/or enacted similar privacy laws. For example, Virginia’s privacy laws went into effect on January 1, 2023, Colorado’s and Connecticut’s privacy laws went into effect on July 1, 2023, and Utah’s privacy law went into effect December 31, 2023. Revelyst will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class action litigation and carry significant potential liability for Revelyst’s business.
Outside of the U.S., data protection laws, including the E.U. General Data Protection Regulation (the “GDPR”), which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union

(Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (the “UK GDPR”), also apply to some of Revelyst’s operations. Legal requirements in many countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and possible substantial fines for any violations. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with federal, state and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect Revelyst’s operating results and business.
In addition to the risk that Revelyst fails to comply with one or more of these laws and regulations, Revelyst is likely to incur substantial costs monitoring and implementing compliance with the array of privacy and security legal regimes to which Revelyst is subject. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Combined with the frequency with which new privacy and security laws are introduced globally, this means that Revelyst may be required to make changes to Revelyst’s operations or practices in an effort to comply with them. Such changes may increase Revelyst’s costs and reduce Revelyst’s revenue. Revelyst may also face inconsistent legal requirements across the various jurisdictions in which Revelyst operates, further raising both costs of compliance and the likelihood that Revelyst will fail to satisfy all of Revelyst’s legal requirements.
Changes in U.S. and global trade policies, including new and potential tariffs on goods Revelyst imports or on products Revelyst exports to other countries, could increase Revelyst’s cost of goods or limit Revelyst’s access to export markets.
In recent years, protectionist trade policies have been increasing around the world, including in the U.S. It is unclear what additional tariffs, duties, border taxes or other similar assessments on imports might be implemented in the future and what effects these changes may have on retail markets or Revelyst’s operating performance. Additional protectionist trade legislation in either the U.S. or foreign countries, including changes in the current tariff structures, export or import compliance laws or other trade policies, could reduce Revelyst’s ability to sell Revelyst’s products in foreign markets, the ability of foreign customers to purchase Revelyst’s products and Revelyst’s ability to import components, parts and products from foreign suppliers. In particular, increases in tariffs on goods imported into the U.S. could increase the cost to Revelyst of such merchandise (whether imported directly or indirectly) and cause increases in the prices at which Revelyst sells such merchandise to its customers, which could materially adversely affect the financial performance of Revelyst’s business.
The global economy has been negatively impacted by the war in Ukraine. Furthermore, governments in the U.S., the United Kingdom and the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although Revelyst has no operations in Russia or Ukraine, Revelyst may experience shortages in materials and increased costs for transportation, energy and raw materials due in part to the negative impact of the war in Ukraine on the global economy. Further escalation of geopolitical tensions related to war, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets, any of which may adversely affect Revelyst’s business and supply chain. In addition, the effects of the ongoing conflict could heighten many of the other risks to Revelyst’s business.
Revelyst’s results of operations could be impacted by unanticipated changes in tax provisions or exposure to additional income tax liabilities.
Revelyst’s business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the allowance of deduction of certain expenses, thereby affecting Revelyst’s income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in Revelyst’s income tax expense.
In particular, Revelyst is affected by the impact of changes to tax laws or related authoritative interpretations. A change in authoritative interpretation to the U.S. tax code, related tax accounting guidance and regulatory guidance as well as state tax implications or other legislation changes may cause variability in Revelyst’s future tax rate.
Fluctuations in foreign currency exchange rates may adversely affect Revelyst’s financial results.
Our sales to foreign customers were $335,540, $391,486, and $329,791 in fiscal years 2024, 2023, and 2022, respectively. During fiscal year 2024, approximately 14% of these sales were in Revelyst Outdoor Performance, 71% were in Revelyst Adventure Sports and 15% were in Revelyst Precision Sports and Technology. Sales to no individual country outside the U.S. accounted for more than 5% of our sales in fiscal years 2024, 2023, and 2022.

During the fiscal year ended March 31, 2024, approximately 25.6% of our revenue was generated from sales outside the U.S. Revenues from foreign operations (and the related expense) are often transacted in foreign currencies or valued based on a currency other than U.S. dollars. For the purposes of financial reporting, this revenue is translated into U.S. dollars. Resulting gains and losses from foreign currency fluctuations are therefore included in our combined financial statements. As a result, when the U.S. dollar strengthens against certain foreign currencies, including the Euro, British pound sterling, Canadian dollar, and other major currencies, our reportable revenue in U.S. dollars generated from sales made in foreign currencies may decrease substantially. As a result, we are exposed to foreign currency exchange rate fluctuations, which could have an adverse effect on our financial condition, results of operations and cash flows.
Revelyst may need to raise capital to fund Revelyst’s ongoing working capital, capital expenditures and other financing requirements, and Revelyst cannot be sure that financing will be available on attractive terms or at all.
In addition to raising capital to finance the acquisition component of Revelyst’s growth strategy, Revelyst will need to fund its ongoing working capital, capital expenditures and other financing requirements through cash flows from operations and new sources of financing. Revelyst’s ability to obtain future financing will depend on, among other things, Revelyst’s financial condition and results of operations as well as on the condition of the capital markets or other credit markets at the time Revelyst seeks financing. Increased volatility and disruptions in the financial markets, including as a result of natural disasters and public health crises or other significant catastrophic events, such as a pandemic, epidemic or infectious disease outbreak, or geopolitical events, such as the war in Ukraine and the Israel-Gaza conflict, could make it more difficult and more expensive for Revelyst to obtain financing. Revelyst cannot assure you that it will have access to the capital markets or other credit markets on terms Revelyst finds acceptable or at all.
Variable rate indebtedness would subject Revelyst to interest rate risk, which could cause Revelyst’s debt service obligations to increase significantly.
In connection with the Transaction, Revelyst expects to enter into a revolving credit facility with variable rates of interest that will expose Revelyst to interest rate risks. If interest rates increase, Revelyst’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and Revelyst’s net income and cash flows will correspondingly decrease. In addition, Revelyst will be exposed to the risk of rising interest rates to the extent that Revelyst funds operations with other short-term or variable-rate borrowings. Even if Revelyst enters into interest rate swaps in the future in order to reduce future interest rate volatility, Revelyst may not fully mitigate its future interest rate risk. As a result, Revelyst’s financial condition could be materially negatively affected.
If Revelyst’s estimates or judgments relating to its critical accounting policies prove to be incorrect or change significantly, Revelyst’s results of operations could be harmed.
Preparing Revelyst’s financial statements in conformity with GAAP requires Revelyst management to make estimates and assumptions that affect the amounts reported in the Revelyst combined financial statements and accompanying notes. Revelyst bases its estimates on historical experience and on various other assumptions that Revelyst believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of sales and expenses that are not readily apparent from other sources. Revelyst’s results of operations may be harmed if Revelyst’s assumptions change or if actual circumstances differ from those in Revelyst’s assumptions, which could cause Revelyst’s results of operations to fall below the expectations of securities analysts and investors and could result in a decline in Revelyst’s stock price.
Risks Relating to Revelyst Common Stock
No market for Revelyst Common Stock currently exists, and an active trading market may not develop or be sustained after the Transaction. Following the Transaction, Revelyst’s stock price may fluctuate significantly.
There is currently no public market for Revelyst Common Stock. Revelyst intends to apply to list Revelyst Common Stock on the NYSE. Following the Closing, an active trading market for Revelyst Common Stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for Revelyst stockholders to sell their shares of Revelyst Common Stock and could lead to Revelyst’s stock price being depressed or volatile.
Revelyst cannot predict the prices at which Revelyst Common Stock may trade after the Closing. The market price of Revelyst Common Stock may fluctuate widely, depending on many factors, some of which may be beyond Revelyst’s control, including:
•actual or anticipated fluctuations in Revelyst’s business, financial condition and results of operations due to factors related to Revelyst’s business;
•the loss of business from one or more significant customers;

•competition in the outdoor recreation industry and Revelyst’s ability to compete successfully;
•success or failure of Revelyst’s business strategies;
•Revelyst’s ability to retain and recruit qualified personnel;
•Revelyst’s quarterly or annual earnings, or those of other companies in Revelyst’s industry;
•Revelyst’s level of indebtedness, Revelyst’s ability to make payments on or service Revelyst’s indebtedness and Revelyst’s ability to obtain financing as needed;
•announcements by Revelyst or its competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the failure of securities analysts to cover Revelyst Common Stock after the Closing;
•changes in earnings estimates by securities analysts or Revelyst’s ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•investor perception of Revelyst and the outdoor recreation industry;
•overall market fluctuations and geopolitical conditions;
•results from any material litigation or government investigation;
•changes in laws and regulations (including tax laws and regulations) affecting Revelyst’s business; and
•general economic conditions, credit and capital market conditions and other external factors.
Furthermore, Revelyst’s business profile and market capitalization may not fit the investment objectives of former Vista Outdoor stockholders and, as a result, these former Vista Outdoor stockholders may sell their shares of Revelyst Common Stock after the Closing. Low trading volume for Revelyst Common Stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on Revelyst’s stock price volatility.
Substantial sales of Revelyst Common Stock may occur following the Closing, which could cause Revelyst’s stock price to decline.
Vista Outdoor stockholders receiving shares of Revelyst Common Stock in the Merger are generally free to sell those shares immediately in the public market. It is possible that some Vista Outdoor stockholders, including some of Vista Outdoor’s larger stockholders, will sell their shares of Revelyst Common Stock received in the Merger, particularly if, for reasons such as Revelyst’s business profile, Revelyst does not fit their investment objectives, or, in the case of index funds, if Revelyst is not a participant in the index in which they are investing. The sales of significant amounts of Revelyst Common Stock or the perception in the market that this will occur may decrease the market price of Revelyst Common Stock.
Revelyst does not anticipate paying any regular dividends on its common stock for the foreseeable future, and as a result, your only opportunity to achieve a return on your investment is if the price of Revelyst Common Stock appreciates.
Revelyst does not anticipate paying any regular dividends on its common stock for the foreseeable future. Revelyst intends to retain future earnings for use in the operation of its business and to fund future growth, including through acquisitions. Following the Closing, the timing, declaration, amount and payment of future dividends, if any, to stockholders will fall within the discretion of the Revelyst Board. The Revelyst Board’s decisions regarding the payment of future dividends, if any, will depend on many factors, including Revelyst’s financial condition, earnings, capital requirements of Revelyst’s operating subsidiaries, covenants associated with any then-existing indebtedness, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Revelyst Board. As a result, capital appreciation, if any, of Revelyst Common Stock will be your sole source of potential gain for the foreseeable future.
Provisions of the Revelyst Charter, the Revelyst Bylaws and Delaware law may prevent or delay an acquisition of Revelyst, which could decrease the trading price of Revelyst Common Stock.
Several provisions of the Revelyst Charter, the Revelyst Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that Revelyst stockholders may consider favorable. These include provisions that:
•until the fourth annual meeting of Revelyst stockholders following the Closing Date, classify Revelyst’s directors into three classes with staggered terms;

•allow the Revelyst Board to authorize for issuance, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the Revelyst Board and, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that the Revelyst Board does not approve;
•prohibit Revelyst stockholders from taking action by written consent and require that stockholder action must take place at a duly called annual or special meeting of Revelyst stockholders;
•establish how stockholders may present proposals or nominate directors for election at meetings of Revelyst stockholders;
•grant exclusive privilege (subject to certain limited exceptions) to Revelyst’s directors, and not Revelyst stockholders, to fill vacancies on the Revelyst Board;
•provide that only the Revelyst Board, the Chair of the Revelyst Board, Revelyst’s Chief Executive Officer or, in the absence of Revelyst’s Chief Executive Officer, Revelyst’s President are entitled to call a special meeting of Revelyst stockholders; and
•limit Revelyst’s ability to enter into business combination transactions with certain stockholders.
These and other provisions of the Revelyst Charter, the Revelyst Bylaws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of Revelyst, including unsolicited takeover attempts, even though the transaction may offer Revelyst stockholders the opportunity to sell their shares of Revelyst Common Stock at a price above the prevailing market price.
The Revelyst Charter will designate the Delaware Court of Chancery as the exclusive forum for certain types of actions and proceedings that may be initiated by Revelyst stockholders, and the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit Revelyst stockholders’ ability to choose the judicial forum for disputes with Revelyst or Revelyst’s directors, officers or employees.
The Revelyst Charter will provide that, unless Revelyst consents in writing to the selection of an alternative forum, the Delaware Court of Chancery ("GCL”) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on Revelyst’s behalf (other than actions arising under the Securities Act or the Exchange Act), (ii) any action asserting a claim of breach of a fiduciary duty owed by any of Revelyst’s directors, officers or other employees to Revelyst or Revelyst stockholders, (iii) any action asserting a claim against Revelyst arising pursuant to any provision of the DGCL, the Revelyst Charter or the Revelyst Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case except for any claim where the Delaware Court of Chancery does not have jurisdiction over indispensable parties named as defendants, any claim that is subject to the exclusive jurisdiction of another court or forum and any claim for which the Delaware Court of Chancery does not have subject matter jurisdiction.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Revelyst Charter will provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and therefore the Revelyst Charter will further provide that the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest in shares of Revelyst’s capital stock shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with Revelyst or Revelyst’s directors, officers or other employees, which may discourage lawsuits against Revelyst and Revelyst’s directors, officers and other employees. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, in December 2018, the Delaware Court of Chancery determined that a provision stating that federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. Although this decision was reversed by the Delaware Supreme Court in March 2020, courts in other states may still find these provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in the Revelyst Charter to be inapplicable or unenforceable in an action, Revelyst may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect Revelyst’s results of operations.

Your percentage of ownership in Revelyst may be diluted in the future.
Your percentage of ownership in Revelyst may be diluted in the future because of the settlement or exercise of equity awards that Revelyst expects to grant to its directors, officers and other employees. Prior to the Closing, Revelyst expects to approve an equity incentive plan that will provide for the grant of equity awards to Revelyst’s directors, officers and other employees, including equity grants that are expected to be made upon Closing. In addition, Revelyst may issue equity as all or part of the consideration paid for acquisitions and strategic investments that Revelyst may make in the future or as necessary to finance Revelyst’s ongoing operations.
In addition, the Revelyst Charter will authorize Revelyst to issue, without the approval of Revelyst stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Revelyst Common Stock with respect to dividends and distributions, as the Revelyst Board may generally determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of the Revelyst Common Stock. For example, Revelyst could grant the holders of preferred stock the right to elect some number of the members of the Revelyst Board in all events or upon the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that Revelyst could assign to holders of preferred stock could affect the residual value of the Revelyst Common Stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of being able to assess, effectively respond to, and manage material cybersecurity threats and incidents that may compromise the confidentiality, integrity or availability of our information systems, data, or network resources. To address these concerns, we plan to develop and implement company-wide policies and procedures to help raise awareness of, identify, assess, and manage cybersecurity threats. Our Information Security organization will have primary responsibility for the implementation of our cybersecurity policies and procedures and the management of our responses to information technology and security risks, including risks related to cybersecurity threats.
Risk Identification and Assessment
Risk identification will be managed through Information Technology (“IT”) programs and service providers that specialize in identifying such risks, employee training, and information security policies. The cybersecurity team will conduct internal and external penetration testing with outside third-party cybersecurity experts. Employee training programs will be used to reinforce our information security policies, standards and practices, as well as the expectation that employees comply with these policies and to train employees on how to identify potential cybersecurity risks and protect our resources and information.
Risk Management
Our Information Security organization will be responsible for identifying the key responders for each security incident and maintaining engagement and communication throughout the incident lifecycle, which may include, among other things, containment, eradication, recovery, and a review of lessons learned. When necessary, the Information Security team will involve members of management and other representatives of our IT, Finance, Legal, and Internal Audit teams, with assistance of third-party consultants and outside legal counsel as appropriate, to assist in assessing the potential materiality of a cybersecurity incident. When necessary, these matters will be brought to the attention of the Audit Committee of the Board.
Risks Related to Third-party Service Providers
To manage cybersecurity risks related to third-party service providers, we plan to conduct security assessments of certain third-party providers before engagement and will establish monitoring procedures related to data breaches or other security incidents originating from third parties. To assist in this effort, we may from time to time engage third-party consultants, legal advisors, and audit firms to evaluate and test our risk management systems and assess and remediate certain potential cybersecurity incidents as appropriate.
Risks from Cybersecurity Threats
To date, we have not identified risks from cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents, that have materially affected the Company or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and there can be no assurance that our cybersecurity risk management policies and procedures will be fully implemented, complied with or successfully protect against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect our business strategy, results of operations, or financial condition, please refer to “Item 1A Risk Factors- Risks Related to the Revelyst Business- If Revelyst’s efforts to protect the security of personal information about Revelyst’s customers and consumers are unsuccessful and unauthorized access to that personal information is obtained, or Revelyst experiences a significant disruption in Revelyst’s computer systems or a cybersecurity breach, such as the ransomware attack experienced by Fox Racing in April 2021 prior to being acquired by Revelyst, Revelyst could experience an adverse effect on its operations, Revelyst could be subject to costly government enforcement action and private litigation and Revelyst’s reputation could suffer.”
Governance
Board of Directors Oversight
The Revelyst Board is expected to receive an annual report on the enterprise risk management review overseen by the Revelyst Audit Committee, which will include, among other things, an evaluation of cybersecurity risks (including cybersecurity risks that Revelyst may have exposure to via its suppliers and service providers), mitigation efforts, incident response preparedness and adequacy of internal controls. In addition, the Revelyst Board is expected to receive in-depth updates from Revelyst’s information technology team on cybersecurity risks on a regular basis.
Management’s Role in Managing Risk and Monitoring Incidents
The leaders of our Information Security organization will be responsible for assessing and managing our material risks from cybersecurity threats and supervision of both our internal information security personnel and our retained external cybersecurity consultants.
Other members of our management team, including those from legal, finance, and internal audit, will supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants we engage; and alerts and reports produced by security tools deployed in the IT environment.
The management team anticipated to have primary responsibility for assessing and managing Revelyst’s cybersecurity risks have extensive years of collective experience on the subject and members hold multiple certifications, including CISSP, CCNP, CISA, and CySA+.
ITEM 2.    PROPERTIES
Facilities — We occupy manufacturing, assembly, distribution, warehouse, test, research, development and office facilities. All of our facilities are leased unless noted otherwise below.
As of March 31, 2024, we had significant operations in the following locations, which include office, manufacturing and distribution facilities:

Revelyst Outdoor Performance	Rantoul, IL; Hyde Park, UT; Bozeman, MT; Mountain View, AR; Seymour, MO; Tijuana, MX; *Richmond, IN; Lares, PR; Overland Park, KS; Olathe, KS; Brookhaven, MS; Manhattan, MT; *Oroville, CA
Revelyst Adventure Sports	Irvine, CA; Petaluma, CA; Stockton, CA; Rantoul, IL; Eagle, CO; Barcelona, Spain; Tijuana, MX
Revelyst Precision Sports Technology	San Diego, CA; Olathe, KS
Enterprise	Anoka, MN
*denotes owned properties
Our properties are well maintained and in good operating condition and are sufficient to meet our near-term operating requirements.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Amount in thousands except price per share)
Market price data for Revelyst Common Stock is not available because Revelyst is currently a wholly owned subsidiary of Vista Outdoor and shares of Revelyst Common Stock do not trade separately from shares of Vista Outdoor Common Stock.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Revelyst Business combined financial statements (“combined financial statements”) and related notes appearing elsewhere in this Annual Report. This section and other sections of this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” included in this Annual Report.
(Dollar amounts in thousands unless otherwise indicated)
OVERVIEW
Basis of Presentation and Separation from Vista Outdoor Inc.
Revelyst was incorporated in Delaware on August 16, 2022, and was formed for the purpose of effecting a separation from Vista Outdoor. The Company is currently a wholly owned subsidiary of Vista Outdoor. On October 15, 2023, Vista Outdoor Inc. (“Vista Outdoor”) entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), (the “Sporting Products Sale”). Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst Business”, “we”, “our”, and “us”, unless the context otherwise requires, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst Business to Revelyst, Inc. and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group Business), with each share of common stock, par value $0.01 per share, of Vista Outdoor (“Vista Outdoor Common Stock”) outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst “Revelyst Common Stock”) and (b) $12.90 in cash (the “Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Sporting Products Sale (the “First Amendment”). The First Amendment:
1.increased the base purchase price from $1,910,000 to $1,960,000;
2.increased the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Vista Outdoor employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units, including vesting terms, to the extent necessary to address adverse tax consequences to such employees and to Vista Outdoor under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of Vista Outdoor stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Our combined financial statements reflect our historical financial position, results of operations and cash flows for the periods presented as we are managed within Vista Outdoor. Our combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. Our combined financial statements have been prepared in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America. Our combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent company during the periods presented.
Our combined financial statements include expense allocations for certain functions provided by Vista Outdoor, including but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications and insurance. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of revenue, headcount or other measures. During the fiscal years ended March 31, 2024, 2023 and 2022, we were allocated $72,323, $44,880 and $59,724, respectively, of such general corporate expenses, which were included within selling, general and administrative expenses in our combined statements of comprehensive income (loss). Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expenses we would have incurred if we had been an independent company for the periods presented. Actual costs that may have been incurred if we had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology, supply chain, sales and marketing, operations and infrastructure. We are unable to determine what such costs would have been had we been independent. Following the Closing, we may perform these functions using our own resources or purchased services.
Executive Summary and Financial Highlights
We have three operating and reportable segments, based on how our chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and makes decisions. See Note 18, Operating Segment Information, to the combined financial statements in Part II, Item 8 of this Annual Report for discussion and details. Below is the composition of our segments during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Revelyst Outdoor Performance primarily consists of our outdoor cooking, fishing, outdoor accessories and technical gear and apparel brands. The primary products of this segment include waders, sportswear, outerwear, footwear and fishing tools and accessories, performance optics, outdoor accessories and outdoor cooking equipment.
•Revelyst Adventure Sports primarily consists of our protective gear and apparel, footwear, hydration and e-mobility brands. The primary products of this segment include motocross, mountain biking, cycling and snow sports protection and accessories, as well as bike hydration packs and water bottles and e-bikes.
•Revelyst Precision Sports Technology primarily consists of our golf technology brands. The primary products of this segment include high-performance golf GPS devices, laser rangefinders and launch monitors.
•In addition, we present a “Corporate” category for purposes of reconciliation, which is not considered a reportable segment.
Management currently considers the following events, results, trends and uncertainties to be most important to understanding our financial condition, operating performance and significant events:
For the fiscal year ended March 31, 2024, net sales decreased $30,519 as compared to the prior fiscal year. During fiscal year 2024, we were significantly and adversely affected by the high interest rates and pressures posed by inflation, which created an increasingly challenging economic environment for consumers, and affected consumer confidence and purchasing patterns. The decrease in consumer demand during fiscal year 2024 resulted in channel partners remaining cautious and not increasing their purchasing behavior. This dynamic led to slower than expected decrease in the inventory levels, increased discounting, lower volume and unfavorable mix, and, as a result, decreased gross profits. We reported a decrease of 28.6% in operating income for the fiscal year ended March 31, 2024, as compared to the prior fiscal year. Despite slower than expected inventory decreases at our channel partners, we had year-over-year inventory reductions of 27%.
Although we are seeing these signs of improvement in our fourth quarter year over year results, during the third fiscal quarter of 2024, as a result of decreased consumer demand we lowered our projected revenues and operating income for future periods. The lower projections, combined with the decline in our stock price in the third fiscal quarter of 2024, led us to determine there were indicators of potential impairment, and we performed an interim quantitative goodwill and indefinite-lived intangible asset impairment analysis during the third fiscal quarter of 2024. During the third fiscal quarter of 2024 we recorded impairment losses of $218,812, which consisted of $161,714 related to goodwill, $50,300 related to our indefinite-lived trademarks and trade names, and $6,798 related to amortizing intangible assets. See Note 2, Significant Accounting Policies, and Note 11, Goodwill and Intangible Assets, to the combined financial statements in Part II, Item 8 of this Annual Report for additional information.
GEAR Up Transformation Program
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation, which is driven by the following key elements:
•Simplification of the Business Model: Simplifying our structure to accelerate us becoming an integrated house of iconic, high-performing outdoor brands that work together as one cohesive unit to form a globally branded company leveraging shared learnings and Centers of Empowerment to drive execution on a global, omni-channel growth strategy;

•Increased Efficiency and Profitability: Maximizing efficiency and streamlining operations through consolidation of current real estate footprint, back-office technology stack, supply chain and organizational structure; and
•Reinvestment in the Highest Potential Brands: Leveraging substantial opportunity to reinvest into the highest potential brands of these reportable segments to accelerate their growth and innovation pipelines.
We expect GEAR Up to deliver targeted annualized pre-tax operating profit improvements of approximately $100,000. The profit improvements began this fiscal year and we expect to realize $100,000 of run rate cost savings by fiscal year 2027. We are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan and expect these charges to be completed by fiscal year 2027. All restructuring charges will be recorded as corporate expenses and not allocated to our reportable segments. See Note 13, Restructuring, to the combined financial statements in Part II, Item 8 of this Annual Report for additional information .
Divestiture - Subsequent Event
On May 1, 2024, we completed the divestiture of the RCBS brand. This business was part of the Revelyst Outdoor Performance reportable segment.
Pellet Mill Fire
On February 6, 2024, a fire occurred at our Fiber Energy Seymour, Missouri pellet manufacturing location. There were no injuries or environmental issues from the fire. The damage was principally limited to the inventory, raw materials, plant equipment and building structures. As a consequence of the fire damage, the pellet mill is curtailed, and we do not expect any material revenues from this business in our next fiscal year.
RCBS and Fiber Energy Products contributed approximately $30,000 of total combined sales in fiscal year 2024.
Outlook
Outdoor Recreation Industry
We continue to benefit from strong outdoor participation trends across multiple outdoor activities, including camping, cycling, hunting, fishing and golf. For example, golf participation has expanded into off-course golf, a tremendous growth opportunity where participation reached a new all-time high in 2023 expanding to 33 million participants. With non-golfers making up more than half of these participants, there is a large opportunity to continue to expand the golf market and attract new users. Furthermore, an estimated 54.5 million Americans fished in 2022, an increase of 4% from the prior year. The fishing industry has been consistently stable and the national participation rate in fishing has not dropped below 16% since 2007. We are transforming into a leading global integrated house of brands in the outdoor industry to deliver wildly human experiences for our consumers. We intend to drive growth through innovative product and technology offerings, an enhanced direct-to-consumer channel strategy and an expanded digital gaming ecosystem. At the end of fiscal year 2024, most of our retailer's inventory levels have come down, but they are managing their inventory tightly as we see more just in time and smaller quantity orders. We expect this dynamic to continue as we head into fiscal year 2025. During fiscal year 2025, we do not expect consumers to meaningfully change purchasing patterns due to ongoing macroeconomic uncertainties. We are expecting that our operational and organizational improvements, including the GEAR Up transformation program, will continue to positively impact profitability in both the short- and the long-term.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our combined financial statements. Our combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. The combined financial statements have been prepared in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America. In preparing our combined financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses and related disclosure of contingent assets and liabilities. We reevaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We review our estimates on an ongoing basis to ensure the estimates appropriately reflect changes in our business and the most recent information available. See Note 2, Significant Accounting Policies, to the combined financial statements in Part II, Item 8 of this Annual Report.
We believe the critical accounting estimates discussed below affect our most significant estimates and judgments used in the preparation of our combined financial statements. For a complete discussion of all our significant accounting policies, see Note 2, Significant Accounting Policies, to the combined financial statements in Part II, Item 8 of this Annual Report.

Revenue Recognition
The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales and excise tax and other similar taxes are excluded from revenue.
Allowance for Estimated Credit Losses
We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers' financial condition and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions.
Inventories
Our inventories are valued at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. We estimate this reserve based upon current inventory levels, past and future demand, as well as our estimates of market conditions and future demands, all of which are subject to change. In addition, we consider inventory aging, the promotional environment and technological obsolescence all of which require a significant amount of assumptions and judgment. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. If these estimates are inaccurate or change, we may be exposed to adjustments to our inventory reserve which could materially impact our operating results.
Income Taxes
Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. As per our policy, any applicable interest and penalties related to these positions are also recorded in the combined financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change.
Deferred tax assets are assessed to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Significant estimates are required for this analysis. If we determine it is not more likely than not that all of the deferred tax assets will be realized, a valuation allowance will be recorded. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.
Accounting for Goodwill and Indefinite-lived Intangibles
Annual Testing
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 2, Significant Accounting Policies, to the combined financial statements in Part II, Item 8 of this Annual Report.
During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment during the fourth fiscal quarter of 2024, and concluded there were no indicators of impairment. See Note 11, Goodwill and Intangible Assets, to the combined financial statements in Part II, Item 8 of this Annual Report for discussion and details.

Indefinite-lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment during the fourth quarter of fiscal year 2024, and concluded there were no indicators of impairment on our indefinite-lived intangibles. See Note 11, Goodwill and Intangible Assets, to the combined financial statements in Part II, Item 8 of this Annual Report for discussion and details.
Interim Testing
During the third quarter of fiscal year 2024, we completed a quantitative goodwill impairment analysis. We recognized impairment losses equal to the full carrying value of goodwill of $26,219 and $9,955, related to the former reporting units of Outdoor Cooking and Stone Glacier, respectively, and a partial goodwill impairment loss of $125,540 related to our Golf reporting unit. See Note 11, Goodwill and Intangible Assets and Note 18, Operating Segment Information, to the combined financial statements in Part II, Item 8 of this Annual Report for additional information on changes to our reporting units during the fourth quarter of fiscal year 2024.
The decline in fair value of our reporting units was significantly impacted by a challenging economic environment for consumers, with higher interest rate expectations continuing, and other factors affecting the market for our products, which resulted in lowered forecasted revenues, operating margins and operating cash flows for the majority of our reporting units. Our estimates of the fair values of the reporting units were also influenced by higher discount rates in the income-based valuation approach as a result of increasing company-specific risk premiums and higher treasury rates. The weighted average cost of capital used in the goodwill impairment analysis ranged between 12.5% and 16.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit, modified for each reporting unit based on company risk premiums to reflect the perception of risks of achieving the projected cash flows. We weighted the valuations of our reporting units using 100% of the income approach, specifically the discounted cash flow method.
The Golf reporting unit comprises the remaining goodwill at March 31, 2024. After impairment losses were recorded during the third quarter of fiscal year 2024, the fair value of the Golf reporting unit was equal to its carrying value. If we assumed a one percent increase in discount rate, additional goodwill impairment of approximately $35,000 would have been recorded. If the reporting units do not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We will continue to monitor the evolving macroeconomic landscape. Rising interest and income tax rates could impact the weighted average cost of capital used in our estimates of fair value for our reporting units. Additionally, high inflation may continue to adversely affect the demand and profitability of our products.
In conjunction with our interim quantitative goodwill impairment analysis, we performed a quantitative step one impairment analysis of indefinite-lived intangible assets and recorded impairment losses of $26,600, $9,600, $6,100, $4,500, $1,800, $1,100 and $600 related to the Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell and Bell Powersports indefinite-lived tradename assets, respectively. The decline in fair value of our indefinite-lived trade name assets was impacted by a reduction in forecasted revenues, related to the factors discussed above. The carrying value of the indefinite lived intangible assets related to Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell and Bell Powersports after the impairment was $58,400, $13,300, $12,000, $25,500, $15,300, $14,900 and $3,500, respectively. We determined the fair value of the Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell and Bell Powersports indefinite-lived trade names using royalty rates of 3%, 1.5%, 1.5%, 3%, 1.5%, 1% and 1%, respectively.
The assumptions used to develop the discounted cash flow analysis and relief-from-royalty calculations require us to make significant estimates. We based estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, it is possible that the estimated fair value of certain reporting units or trade names could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods.
Business Combinations
We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.

The unobservable factors we use are based upon assumptions believed to be reasonable, but are also uncertain and unpredictable. As a result, these estimates and assumptions may require adjustment in the future if actual results differ from our estimates.
See Note 2, Significant Accounting Policies, to the combined financial statements in Part II, Item 8 of this Annual Report for discussion of new accounting pronouncements.
Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following information should be read in conjunction with our combined financial statements included in this Annual Report. The comparison between fiscal year 2023 and fiscal year 2022 is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K and refer out to the S-4 filing.
Fiscal Year 2024 Compared to Fiscal Year 2023
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), other expense (income), net, interest expense and income tax (benefit) provision by reportable segment and by corporate and other (where applicable) are presented below:

	Years ended March 31,		Change
Net Sales:	2024	2023	Dollars	Percent
Revelyst Outdoor Performance	$465,294	$477,986	$(12,692)	(2.7)%
Revelyst Adventure Sports	607,711	625,567	(17,856)	(2.9)%
Revelyst Precision Sports Technology	235,854	235,825	29	—%
Total	$1,308,859	$1,339,378	$(30,519)	(2.3)%
Revelyst Outdoor Performance—The decrease in net sales was a result of lower volume and price and increased discounting, primarily in optics, shooting accessories and stoves and stove accessories categories caused by the adverse effects of a challenging economic environment for consumers that reduced demand. These declines were partially offset by sales from Simms Fishing, which was acquired in the second quarter of the prior fiscal year, and increased military product shipments.
Revelyst Adventure Sports—The decrease in net sales is a result of lower volume and increased discounting, primarily in bike, powersports and hydration categories caused by the adverse effects of a challenging economic environment for consumers that reduced demand. These decreases were partially offset by sales from Fox Racing, which was purchased in the second quarter of the prior fiscal year, and increased military product shipments.
Revelyst Precision Sports Technology—The increase in net sales was driven by increased volume in laser ranging category, partially offset by decreased volume in launch monitor category and increased discounting.

	Years ended March 31,		Change
Gross Profit:	2024	2023	Dollars	Percent
Revelyst Outdoor Performance	$107,511	$105,446	$2,065	2.0%
Revelyst Adventure Sports	161,674	168,878	(7,204)	(4.3)%
Revelyst Precision Sports Technology	104,037	111,995	(7,958)	(7.1)%
Corporate and other	—	(9,528)	9,528	100.0%
Total	$373,222	$376,791	$(3,569)	(0.9)%
Gross profit margin	28.5%	28.1%
Revelyst Outdoor Performance—The increase in gross profit was primarily driven by Simms Fishing and efficiencies, partially offset by organic business volume declines and pricing. Gross profit margin was 23.1% compared to 22.1% in the prior fiscal year.
Revelyst Adventure Sports—The decrease in gross profit was primarily caused by lower organic business volume, increased discounting, unfavorable mix and sell through of higher cost inventory, partially offset by sales from Fox Racing and pricing. Gross profit margin was 26.6% compared to 27.0% in the prior fiscal year.

Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by unfavorable product mix driven by volume shift from launch monitors to laser ranging and, increased discounting and product costs. Gross profit margin was 44.1% compared to 47.5% in the prior fiscal year.
Corporate and Other—Expenses included in gross profit were related to inventory step-up expense from acquisitions in the prior fiscal year.

	Years ended March 31,		Change
Operating income (loss):	2024	2023	Dollars	Percent
Revelyst Outdoor Performance	$(2,590)	$(1,575)	$(1,015)	64.4%
Revelyst Adventure Sports	(7,864)	7,305	(15,169)	(207.7)%
Revelyst Precision Sports Technology	39,061	55,348	(16,287)	(29.4)%
Corporate and other	(291,476)	(429,217)	137,741	32.1%
Total	$(262,869)	$(368,139)	$105,270	(28.6)%
Operating income margin	(20.1)%	(27.5)%
Revelyst Outdoor Performance—The increase in operating loss was primarily caused by increased selling, general, and administrative costs related to an acquired business, partially offset by increased in gross profit and reduced selling costs related to organic businesses. Operating income margin was (0.6)% compared to (0.3)% in the prior fiscal year.
Revelyst Adventure Sports—The decrease in operating income was primarily caused by increased selling, general, and administrative costs related to an acquired business and lower gross profit, partially offset by decreased selling, general, and administrative costs related to organic businesses. Operating income margin was (1.3)% compared to 1.2% in the prior fiscal year.
Revelyst Precision Sports Technology—The decrease in operating income was primarily caused by decreased gross profit and increased research and development and selling costs. Operating income margin was 16.6% compared to 23.5% in the prior fiscal year.
Corporate and Other—The decrease in operating loss was primarily driven by decreased goodwill and intangible impairment, stock-based compensation, annual incentive compensation, inventory step-up, transaction and executive transition expense. These decreases were partially offset by increased non-cash expense related to the estimated fair value of the contingent consideration as compared to the non-cash income recognized in the prior fiscal year and the Separation, GEAR Up transformation costs, transition and post-acquisition compensation expense.

	Years ended March 31,		Change
Other expense (income), net:	2024	2023	Dollars	Percent
Corporate and other	$1,988	$(2,124)	$4,112	(193.6)%
The change from other income in the prior fiscal year to other expense in the current fiscal year was caused by changes in foreign exchange gains and losses.

	Years ended March 31,
Income tax (benefit) provision:	2024	Effective Rate	2023	Effective Rate	Change
Corporate and other	$(22,458)	8.5%	$(29,181)	8.0%	$6,723
See Note 15, Income Taxes, to the combined financial statements in Part II, Item 8 of this Annual Report, for information regarding income taxes.
The increase in the current period tax rate is primarily due to a smaller current year change of nondeductible impairment of goodwill offset by the impact for establishing the valuation allowance resulting in a slightly higher year over year effective tax rate.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal year 2024 of 8.5% is reflective of the federal statutory rate of 21% decreased due to the impact of the change in valuation allowance.

The effective tax rate for fiscal year 2023 of 8.0% differs from the federal statutory rate of 21% primarily due to the impact of nondeductible impairment of goodwill and state taxes, partially offset by the deduction for foreign derived intangible income.
Fiscal Year 2023 Compared to Fiscal Year 2022
Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income, operating income as a percentage of net sales (operating income margin), interest expense and income tax provision by reporting segment and by corporate and other (where applicable) are presented below (dollars in thousands):

	Years ended March 31,		Change
Net Sales:	2023	2022	Dollars	Percent
Revelyst Outdoor Performance	$477,986	$579,687	$(101,701)	(17.5)%
Revelyst Adventure Sports	625,567	556,745	68,822	12.4%
Revelyst Precision Sports Technology	235,825	186,065	49,760	26.7%
Total	$1,339,378	$1,322,497	$16,881	1.3%
Revelyst Outdoor Performance—The decrease in net sales is related primarily to reduced purchasing across nearly all channels, partially offset by increased sales from the acquisition of Simms Fishing in the second quarter of fiscal year 2023, Stone Glacier in the fourth quarter of fiscal year 2022 and Fiber Energy in the third quarter in fiscal year 2022, pricing and increased direct-to-consumer sales.
Revelyst Adventure Sports—The increase in net sales was driven by the acquisition of Fox Racing in the second quarter of fiscal year 2023, price and increased direct-to-consumer sales, partially offset by declines in organic brand volume primarily due to reduced purchasing across nearly all channels.
Revelyst Precision Sports Technology—The increase in net sales was driven by the acquisition of Foresight Sports in the third quarter of fiscal year 2022, pricing and increased direct-to-consumer sales, partially offset by declines in organic volume primarily in laser ranging category.

	Years ended March 31,		Change
Gross Profit:	2023	2022	Dollars	Percent
Revelyst Outdoor Performance	$105,446	$154,568	$(49,122)	(31.8)%
Revelyst Adventure Sports	168,878	156,312	12,566	8.0%
Revelyst Precision Sports Technology	111,995	88,567	23,428	26.5%
Corporate and other	(9,528)	(1,991)	(7,537)	(378.6)%
Total	$376,791	$397,456	$(20,665)	(5.2)%
Gross profit margin	28.1%	30.1%
Revelyst Outdoor Performance—The net decrease in gross profit was primarily driven by volume changes as discussed above. Gross profit margin was 22.1% in fiscal year 2023 compared to 26.7% in fiscal year 2022.
Revelyst Adventure Sports—The net increase in gross profit was primarily driven by volume from Fox Racing and improved pricing, which was partially offset by organic businesses’ volume declines and increased product and freight costs. Gross profit margin was 27.0% in fiscal year 2023 compared to 28.1% in fiscal year 2022.
Revelyst Precision Sports Technology—The net increase in gross profit was primarily driven by volume from the acquisition of Foresight Sports as discussed above. Gross profit margin was 47.5% in fiscal year 2023 compared to 47.6% in fiscal year 2022.
Corporate and Other—Expenses included in gross profit were related to inventory step-up expense from acquisitions in fiscal years 2023 and 2022.

	Years ended March 31,		Change
Operating income (loss):	2023	2022	Dollars	Percent
Revelyst Outdoor Performance	$(1,575)	$58,530	$(60,105)	(102.7)%
Revelyst Adventure Sports	7,305	54,528	(47,223)	(86.6)%
Revelyst Precision Sports Technology	55,348	51,436	3,912	7.6%
Corporate and other	(429,217)	(62,073)	(367,144)	(591.5)%
Total	$(368,139)	$102,421	$(470,560)	(459.4)%
Operating income margin	(27.5)%	7.7%
Revelyst Outdoor Performance—The decrease in operating income was primarily driven by the decrease in gross profit of organic businesses and increased selling, general and administrative costs related to Simms Fishing. Operating income margin was (0.3)% in fiscal year 2023, compared to 10.1% in fiscal year 2022.
Revelyst Adventure Sports—The decrease in operating income was primarily driven by increased selling, general and administrative expenses related to Fox Racing, partially offset by the increase in gross profit as discussed above. Operating income margin was 1.2% in fiscal year 2023, compared to 9.8% in fiscal year 2022.
Revelyst Precision Sports Technology—The increase in operating income was primarily driven by the Foresight Sports increased gross profit. Operating income margin was 23.5% in fiscal year 2023, compared to 27.6% in fiscal year 2022.
Corporate and Other—The increase in operating loss was primarily caused by goodwill and tradename impairments, increased Separation costs, reorganization costs, inventory step-up expense, transaction costs and transition costs. The decline was partially offset by a decrease in the fair value of the contingent consideration liabilities and lower incentive compensation expense.

	Years ended March 31,		Change
Other expense (income), net:	2023	2022	Dollars	Percent
Corporate and other	$(2,124)	$—	$(2,124)	—%
The increase in other income, net was caused by foreign exchange gains related to our businesses acquired during fiscal year 2023.

	Years ended March 31,
Income tax (benefit) provision:	2023	Effective Rate	2022	Effective Rate	Change
Corporate and other	$(29,181)	(8.0)%	$24,045	(23.5)%	$(53,226)
See Note 15, Income Taxes, to the combined financial statements in Part II, Item 8 of this Annual Report, for information regarding income taxes.
The increase in the fiscal year 2023 tax rate compared to fiscal year 2022 is primarily due to the impact of nondeductible impairment of goodwill.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for fiscal year 2023 of (8.0)% differs from the federal statutory rate of 21% primarily due to the impact of nondeductible impairment of goodwill and state taxes, partially offset by the deduction for foreign derived intangible income.
The effective tax rate for fiscal year 2022 of (23.5)% differs from the federal statutory rate of 21% primarily due to the impact of state taxes and is partially offset by changes in tax contingency. See Note 15, Income Taxes, to the combined financial statements included in this Annual Report for additional details.
Liquidity and Capital Resources
Overview
Historically, we have operated within Vista Outdoor’s corporate structure, and an important source of liquidity for our business, particularly for the execution of our growth strategy, has been cash generated by the Sporting Products segment of Vista Outdoor. Following the Closing, our capital structure and sources of liquidity will change significantly from our historical capital structure. We will no longer participate in cash management and funding arrangements with Vista Outdoor. Instead, our ability to fund our cash needs will depend on our ongoing ability to independently generate cash from operations and obtain debt and/or equity financing on acceptable terms. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through the issuance of third-party debt. At the time of the Closing after giving effect to the contribution from Vista Outdoor and following the payment of taxes, transaction costs and other customary closing-related payments, we expect to have cash and cash equivalents of approximately $525,000. After the Closing, we expect to return cash on hand that is in excess of $250,000 to Revelyst stockholders in the form of a share buyback or a special dividend.
In connection with the Transaction, we intend to enter into a revolving credit facility; however, such revolving credit facility is not expected to be utilized at the Closing. We intend to use the proceeds of such revolving credit facility primarily to fund acquisitions, make share repurchases, pay related fees and expenses and for other general corporate purposes. We have not yet entered into such contemplated revolving credit facility and, accordingly, the terms of the revolving credit facility have not yet been finally determined. The revolving credit facility is expected to impose restrictions on us, including limitations on our ability to pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets, which may adversely impact our ability to manage our business or react to market conditions or opportunities. In addition, our separation from Vista Outdoor’s other businesses may increase the overall cost of debt funding and may decrease the overall debt capacity and commercial credit available to us.
Prior to the Closing, certain of our subsidiaries guarantee the obligations of Vista Outdoor under (i) Vista Outdoor’s Amended and Restated Asset-Based Revolving Credit Agreement dated as of August 5, 2022 (the “ABL Facility”) and (ii) the 4.5% Senior Unsecured Notes due 2029 (the “4.5% Notes”) issued by Vista Outdoor on March 3, 2021. The ABL Facility includes a covenant that prohibits the Separation with respect to the separation of Vista Outdoor’s Outdoor Products and Sporting Products segments or any analogous transaction with respect to any line of business, business segment or division (or any part thereof) of Vista Outdoor or any subsidiary thereof. At the time of the Closing, Vista Outdoor expects to repay all amounts outstanding and, if applicable, terminate all commitments, under the ABL Facility (or cause the members of the Sporting Products Group to be released from their obligations thereunder) and redeem the 4.5% Notes.
Operating Activities
Net cash provided by operating activities increased $115,390 from fiscal year 2023 to fiscal year 2024. The change was primarily driven by improvements in our inventory management in the second half of the current fiscal year and timing of vendor payments, partially offset by increases in accounts receivable due to the timing of customer payments. Net cash provided by operating activities increased $94,735 for fiscal year 2023 as compared to fiscal year 2022. The change was primarily driven by an increase to payments for prepaid expenses and other assets, partially offset by increases in accounts receivable due to the timing of customer payments, and improvement in Revelyst’s inventory management in the second half of fiscal year 2023.
Investing Activities
Cash used for investing activities decreased $744,055 from fiscal year 2023 to fiscal year 2024. The change was primarily driven by the acquisition of Fox Racing and Simms Fishing during fiscal year 2023. Cash used for investing activities increased $215,883 for fiscal year 2023 as compared to fiscal year 2022, driven by the acquisition of Fox Racing and Simms Fishing during fiscal year 2023.
Financing Activities
Cash used for financing activities was $141,733 during fiscal year 2024 compared to cash provided by financing activities of $719,190 in fiscal year 2023. The change is due to a decrease in the net transfers from Parent and increased contingent consideration payments compared to fiscal year 2023. The transfers (to) from Parent represented transactions between Revelyst Business and Vista Outdoor. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include (i) constructive cash transfers from Revelyst Business to Vista Outdoor, (ii) cash transfers from Vista Outdoor to fund Revelyst’s Business requirements for working capital commitments, (iii) cash transfers from Vista Outdoor to fund Revelyst’s Business acquisitions and (iv) an allocation of Vista Outdoor’s corporate expenses. The decrease in cash Vista Outdoor provided Revelyst Business in fiscal year 2024 as compared to fiscal year 2023 was due to cash needed to fund Revelyst’s Business acquisitions of Fox Racing and Simms Fishing during fiscal year 2023. Cash provided by financing activities increased $124,145 for fiscal year 2023 as compared to fiscal year 2022. The increase represents an increase in the net transfers from Parent compared to fiscal year 2022, which represented transactions between Revelyst and Vista Outdoor. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include (i) constructive cash transfers from Revelyst to Vista Outdoor, (ii) cash transfers from Vista Outdoor to fund Revelyst’s requirements for working capital commitments, (iii) cash transfers from Vista Outdoor to fund Revelyst’s acquisitions and (iv) an allocation of Vista Outdoor’s corporate expenses. The increase in cash Vista Outdoor provided Revelyst as compared to fiscal year 2022 was due to cash needed to fund Revelyst’s acquisitions of Fox Racing and Simms Fishing.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund strategic acquisitions, capital expenditures, earn-outs related to previous acquisitions, the execution of our GEAR Up transformation program and following the Closing, the expected return of cash on hand that is in excess of $250,000 to our stockholders in the form of a share buyback or a special dividend. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain production facilities, payment of earn-outs related to previous acquisitions, execution of our GEAR Up transformation program and working capital requirements.
Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and borrowings from the revolving credit facility that we expect to enter into in connection with the Transaction, will be adequate to fund future growth, make capital expenditures, pay earn-outs related to previous acquisitions, execute our GEAR Up transformation program and execute a share buyback or a special dividend over the next 12 months.
At the time of the Closing, we expect to have cash and cash equivalents of approximately $250,000 after giving effect to the contribution from Vista Outdoor.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital and credit market conditions, including any disruptions to these markets, as a result of natural disasters and public health crises or other significant catastrophic events, or our future financial condition and performance.
Material Cash Requirements
The following tables summarize our material cash requirements as of March 31, 2024:

		Material cash requirements by period
	Total	Less than 1 year	Years 2 - 3	Years 4 - 5	More than 5 years
Operating leases	$166,941	$21,148	$40,028	$32,899	$72,866
Purchase commitments and other	127,552	123,778	3,324	450	—
Total	$294,493	$144,926	$43,352	$33,349	$72,866
The total liability for uncertain tax positions as of March 31, 2024 was approximately $9,039 none of which is expected to be paid within 12 months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current uncertain tax position obligations. See Note 15, Income Taxes, to the combined financial statements in Part II, Item 8 of this Annual Report.
Contingencies
Litigation
From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of and are incidental to the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial condition or cash flows.
Dependence on Key Customers; Concentration of Credit
No customer contributed more than 10% of sales during fiscal years 2024 and 2023. Walmart contributed 10% in fiscal year 2022. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.

Inflation and Consumer Spending
We are exposed to inflationary factors such as increases in labor, supplier, logistics and overhead costs that may adversely affect our operating results. The recent rise in inflation is causing a decline in consumer disposable income and discretionary spending, which has temporarily impacted the demand for our brands. Inflation has also contributed to the cost of our products and operating costs. The change in consumer discretionary spending has also had an impact on retailer inventory levels. Our sales to retailers and distributors follows the end consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse effect on our operating results if the selling prices of our products are not able to offset these increased costs, or if increased selling prices reduce demand for our products. Changes to interest rates in response to inflationary factors could have adverse impacts on our cash flows and operating results depending on the severity and length of the changes. We cannot predict the impact of these adverse conditions on our liquidity and financial results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may use derivatives to hedge certain interest rate and foreign currency exchange rate risks, but do not use derivative financial instruments for trading or other speculative purposes. We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on our reported results of operations, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, the British pound and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. To mitigate the risks from foreign currency exposure, we enter into hedging transactions, mainly foreign currency forward contracts, through derivative financial instruments that have been authorized pursuant to corporate policies. Additional information regarding these financial instruments is contained in Note 5, Derivative Financial Instruments, to the combined financial statements in Part II, Item 8 of this Annual Report. The gross notional dollar amount of our foreign exchange contracts designated as hedges at March 31, 2024 was not material. We believe that a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
Our combined balance sheets and statements of comprehensive income (loss) do not include an attribution of Vista Outdoor’s third-party debt and the related interest expense because we are not the primary obligor of such debt and we will not assume any portion of such debt in connection with the Transaction. In connection with the Transaction, we intend to enter into a revolving credit facility; however, such revolving credit facility is not expected to be utilized at the Closing. After the Closing, our exposure to interest rate risk is expected to increase.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Vista Outdoor Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Revelyst, Inc. (the "Company") as of March 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 28, 2024

We have served as the Company's auditor since 2024.

REVELYST, INC.
BALANCE SHEETS

	March 31,
(Dollar and share amounts in ones)	2024	2023
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Liabilities	$—	$—
Total liabilities	—	—

Stockholder equity:
Common stock—$0.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—1,000 shares as of March 31, 2024 and 1,000 shares as of March 31, 2023	10	10
Stock subscription receivable	(10)	(10)
Total stockholder equity	—	—
Total liabilities and stockholder equity	$—	$—
See Notes to the Balance Sheets

REVELYST, INC.
NOTES TO THE BALANCE SHEETS
1. Background and Nature of Operations
Revelyst, Inc. (the “Company”, “Revelyst”) was incorporated in Delaware on August 16, 2022. The Company was formed for the purpose of effecting a separation from Vista Outdoor and is currently a wholly owned subsidiary of Vista Outdoor. On October 15, 2023, Vista Outdoor Inc. (“Vista Outdoor”) entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), (the “Sporting Products Sale”). Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst Business”, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst Business to Revelyst and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group Business), with each share of common stock, par value $0.01 per share, of Vista Outdoor (“Vista Outdoor Common Stock”) outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst (“Revelyst Common Stock”) and (b) $12.90 in cash (the “Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Sporting Products Sale (the “First Amendment”). The First Amendment:
1.increased the base purchase price from $1,910,000 to $1,960,000;
2.increased the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Vista Outdoor employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units , including vesting terms, to the extent necessary to address adverse tax consequences to such employees and Vista Outdoor under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Effective October 5, 2023, we filed a Certificate of Amendment of Certification of Incorporation with the Secretary of State of the State of Delaware to change our corporate name from Outdoor Products Spinco Inc. to Revelyst, Inc. Our board of directors approved the name change on the effective date.
2. Basis of Presentation and Accounting
The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Statements of comprehensive income, changes in stockholder equity and cash flows have not been presented because there have been no operations since the Company was formed.
3. Stockholder Equity
As of March 31, 2024, we had 1,000 issued and outstanding shares of common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Vista Outdoor Inc.
Opinion on the Financial Statements
We have audited the accompanying combined balance sheets of Revelyst Business (the "Company") as of March 31, 2024 and 2023, and the related combined statements of comprehensive income (loss), parent company equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As described in Notes 2 and 17 to the financial statements, the accompanying financial statements have been derived from the consolidated financial statements and accounting records of Vista Outdoor Inc. The financial statements also include expense allocations for certain functions provided by Vista Outdoor Inc. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as an independent company apart from Vista Outdoor Inc.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Goodwill – Golf Reporting Unit – Refer to Notes 2 and 11 to the financial statements
The Company tests goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. As a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, combined with the decline in Vista Outdoor Inc.’s stock price in the third quarter of fiscal year 2024, the Company concluded that triggering events had occurred potentially indicating that the fair values of certain reporting units were less than their carrying values. Based on this assessment, the Company recognized a partial goodwill impairment loss of $125.5 million related to the Golf reporting unit. The fair value of the reporting unit was determined considering both an income and market approach. The Company weighted the valuation of their Golf reporting unit using 100% of the income approach, specifically the discounted cash flow method, which required management to make significant estimates and assumptions related to forecasted revenues, operating margins, and the weighted average cost of capital.

We identified the fair value determination used to record the goodwill impairment for the Golf reporting unit as a critical audit matter due to the significant estimates and assumptions in determining forecasted revenues, operating margins, and the weighted average cost of capital. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to these assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenues, operating margins, and the selection of the weighted average cost of capital included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over the forecasted revenues and operating margins, and selection of the weighted average cost of capital.
•We inquired of appropriate individuals, both within and outside of finance, regarding the forecasted revenues and operating margins.
We evaluated the reasonableness of management’s forecasted revenues and operating margins by comparing the forecasts to:
–Historical sales and growth rates of the Golf reporting unit.
–Historical operating margins of the Golf reporting unit.
–Internal communications to management and the Vista Outdoor Inc. Board of Directors.
–Forecasted information included in analyst and industry reports for Vista Outdoor, Inc. and the Company, applicable market data, and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital by:
–Testing the source information underlying the determination of the weighted average cost of capital and testing the mathematical accuracy of the calculations.
–Developing a range for the weighted average cost of capital based upon our independent estimate and comparing the weighted average cost of capital selected by management to that range.
Impairment of Indefinite-Lived Trade Name – Fox Racing – Refer to Notes 2 and 11 to the financial statements
Indefinite-lived intangibles are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. In conjunction with the Company’s interim quantitative goodwill impairment assessment, they performed a fair value assessment on indefinite-lived trade names and recorded a partial impairment loss of $26.6 million related to the Fox Racing indefinite-lived trade name. The Company estimates fair value to assess the recoverability of indefinite-lived trade names using a relief from royalty method, which required management to make significant estimates and assumptions related to forecasted revenues, the weighted average cost of capital and the royalty rate.
We identified the fair value determination used to record impairment of the Fox Racing indefinite-lived trade name as a critical audit matter due to the significant estimates and assumptions in determining forecasted revenues, the weighted average cost of capital and the royalty rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to these assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenues, the selection of the weighted average cost of capital, and the selection of royalty rate included the following, among others:
•We tested the effectiveness of internal controls over management’s valuation analysis, including those over forecasted revenues, the selection of the weighted average cost of capital, and the selection of the royalty rate.
•We inquired of appropriate individuals, both within and outside of finance, regarding the forecasted revenues.
•We evaluated the reasonableness of management’s forecasted revenues by comparing the forecasts to:
–Historical sales and growth rates of Fox Racing.

–Internal communications to management and the Vista Outdoor Inc. Board of Directors.
–Forecasted information included in analyst and industry reports for Vista Outdoor, Inc. and the Company, applicable market data, and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital and royalty rate by:
–Testing the source information underlying the determination of the weighted average cost of capital and royalty rate and testing the mathematical accuracy of the calculations.
–Developing a range for the weighted average cost of capital based upon our independent estimate and comparing the weighted average cost of capital selected by management to that range.
–Developing a range for the royalty rate based upon our independent estimate and comparing the royalty rate selected by management to that range.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 28, 2024

We have served as the Company’s auditor since 2022.

REVELYST BUSINESS
COMBINED BALANCE SHEETS

	March 31,
(Amounts in thousands)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$22,946	$15,541
Net receivables	209,492	201,848
Net inventories	293,746	403,639
Prepaid expenses	23,094	36,850
Income tax receivable	1,441	—
Other current assets	6,708	5,743
Total current assets	557,427	663,621
Net property, plant, and equipment	61,493	71,344
Operating lease assets	99,705	99,456
Goodwill	232,145	379,603
Net intangible assets	569,314	674,616
Other non-current assets	54,779	61,886
Total assets	$1,574,863	$1,950,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,038	$66,606
Accrued compensation	19,649	24,549
Accrued income taxes	—	2,214
Sales and other taxes payable	12,622	13,002
Other current liabilities	87,054	97,221
Total current liabilities	206,363	203,592
Deferred income tax liabilities	12,755	27,677
Long-term operating lease liabilities	100,070	97,105
Other long-term liabilities	21,827	36,486
Total liabilities	341,015	364,860
Commitments and contingencies (Note 16)
Parent company equity
Parent company investment	1,239,462	1,593,826
Accumulated other comprehensive loss	(5,614)	(8,160)
Total parent company equity	1,233,848	1,585,666
Total liabilities and parent company equity	$1,574,863	$1,950,526
See Notes to the Combined Financial Statements.

REVELYST BUSINESS
COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended March 31,
(Amounts in thousands)	2024	2023	2022
Sales, net (including related party sales of $15,423, $17,502, and $15,767, for the years ended March 31, 2024, 2023, and 2022, respectively)	$1,308,859	$1,339,378	$1,322,497
Cost of sales	935,637	962,587	925,041
Gross profit	373,222	376,791	397,456
Operating expenses:
Research and development	42,067	36,652	21,304
Selling, general, and administrative	375,212	333,923	273,731
Impairment of goodwill and intangibles (Note 11)	218,812	374,355	—
Operating income (loss)	(262,869)	(368,139)	102,421
Other (expense) income	(1,988)	2,124	—
Interest income	117	173	1
Income (loss) before income taxes	(264,740)	(365,842)	102,422
Income tax (provision) benefit	22,458	29,181	(24,045)
Net income (loss)	$(242,282)	$(336,661)	$78,377

Net income (loss) (from above)	$(242,282)	$(336,661)	$78,377
Other comprehensive income (loss), net of tax:
Change in derivative instruments, net of tax (expense) benefit of $(757), $778, and $0	2,434	(2,416)	—
Change in cumulative translation adjustment, net of tax (expense) $(66), $0, and $0	112	(466)	(12)
Total other comprehensive income (loss)	2,546	(2,882)	(12)
Comprehensive income (loss)	$(239,736)	$(339,543)	$78,365
See Notes to the Combined Financial Statements.

REVELYST BUSINESS
COMBINED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(Amounts in thousands)	2024	2023	2022
Operating Activities
Net income (loss)	$(242,282)	$(336,661)	$78,377
Adjustments to net income (loss) to arrive at cash provided by (used for) operating activities:
Depreciation	20,545	19,158	15,930
Amortization of intangible assets	49,908	43,725	26,007
Impairment of goodwill and intangibles (Note 11)	218,812	374,355	—
Impairment of long-lived assets	4,462	—	—
Change in fair value of contingent consideration	5,855	(27,118)	734
Deferred income taxes	(15,149)	(39,852)	3,505
Foreign currency translation gains, net	(624)	(1,249)	—
Loss on disposal of property, plant, and equipment	1,283	788	63
Share-based compensation	5,192	13,281	12,637
Changes in assets and liabilities:
Net receivables	(4,594)	61,631	(4,498)
Net inventories	115,879	25,396	(113,494)
Prepaid expenses	13,756	(9,272)	(18,831)
Accounts payable	20,661	(50,073)	(21,047)
Accrued compensation	(4,920)	(6,304)	4,598
Accrued income taxes	(3,652)	6,882	560
Sales tax	(380)	317	1,133
Other assets and liabilities	(5,552)	(11,194)	(16,599)
Cash provided by (used for) operating activities	179,200	63,810	(30,925)
Investing Activities
Capital expenditures	(14,019)	(12,872)	(13,099)
Acquisition of businesses, net of cash received	(16,478)	(761,589)	(545,467)
Proceeds from the disposition of property, plant, and equipment	134	43	31
Cash used for investing activities	(30,363)	(774,418)	(558,535)
Financing Activities
Net transfers (to) from Parent	(119,160)	719,190	595,045
Payments made for contingent consideration	(22,573)	—	—
Cash (used for) provided by financing activities	(141,733)	719,190	595,045
Effect of foreign currency exchange rate fluctuations on cash	301	(321)	(68)
Increase in cash and cash equivalents	7,405	8,261	5,517
Cash and cash equivalents at beginning of year	15,541	7,280	1,763
Cash and cash equivalents at end of year	$22,946	$15,541	$7,280
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$1,388	$2,286	$1,544
Contingent consideration in connection with business combinations	—	11,400	36,698
See Notes to the Combined Financial Statements.

REVELYST BUSINESS
COMBINED STATEMENTS OF PARENT COMPANY EQUITY

(Amounts in thousands)	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance, March 31, 2021	$513,864	$(5,266)	$508,598
Comprehensive income	78,377	(12)	78,365
Net transfers from Parent	606,445	—	606,445
Balance, March 31, 2022	1,198,686	(5,278)	1,193,408
Comprehensive loss	(336,661)	(2,882)	(339,543)
Net transfers from Parent	731,801	—	731,801
Balance, March 31, 2023	1,593,826	(8,160)	1,585,666
Comprehensive loss	(242,282)	2,546	(239,736)
Net transfers to Parent	(112,082)	—	(112,082)
Balance, March 31, 2024	$1,239,462	$(5,614)	$1,233,848
See Notes to the Combined Financial Statements.

REVELYST BUSINESS
NOTES TO THE COMBINED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Background
Separation from Vista Outdoor Inc.
Revelyst, Inc. (the “Company”, “Revelyst”) was incorporated in Delaware on August 16, 2022. The Company was formed for the purpose of effecting a separation from Vista Outdoor and is currently a wholly owned subsidiary of Vista Outdoor. On October 15, 2023, Vista Outdoor Inc. (“Vista Outdoor”) entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), (the “Sporting Products Sale”). Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst Business”, “we”, “our”, and “us”, unless the context otherwise requires, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst Business to Revelyst, Inc. and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group Business), with each share of common stock, par value $0.01 per share, of Vista Outdoor (“Vista Outdoor Common Stock”) outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst (“Revelyst Common Stock”) and (b) $12.90 in cash (the “Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Sporting Products Sale (the “First Amendment”). The First Amendment:
1.increased the base purchase price from $1,910,000 to $1,960,000;
2.increased the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Vista Outdoor employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units , including vesting terms, to the extent necessary to address adverse tax consequences to such employees and the Company under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is expected to close in calendar year 2024, subject to approval of our stockholders, and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
2. Significant Accounting Policies
Nature of Operations. The Revelyst Business is a house of iconic consumer product brands serving a diverse range of outdoor enthusiasts across the world. We design, develop, manufacture, source and distribute performance gear and precision technologies for golfers, cyclists, off-road riders, skiers, snowboarders, backyard grillers, hikers, campers, anglers and hunters. We will be headquartered in Providence, Rhode Island and have manufacturing and distribution facilities in the U.S., Canada, Mexico and Puerto Rico along with international customer service, sales and sourcing operations in Asia and Europe.
Basis of Combination. These combined financial statements reflect the historical financial position, results of operations and cash flows for the periods presented as we are managed within Vista Outdoor. The combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. The combined financial statements have been prepared in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America. The combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent company during the periods presented.

The combined financial statements include expense allocations for certain functions provided by Vista Outdoor, including, but not limited to, general corporate expenses related to management, finance, legal, information technology, human resources, communications, supply chain and insurance. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of revenue, headcount or other measures. During the years ended March 31, 2024, 2023, and 2022, we were allocated $72,323, $44,880 and $59,724, respectively, of such general corporate expenses, which were included within selling, general and administrative expenses in the combined statements of comprehensive income (loss). Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expenses we would have incurred if we had been an independent company for the periods presented. Actual costs that may have been incurred if we had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. We are unable to determine what such costs would have been had we been independent. Following the Separation, we may perform these functions using its own resources or purchased services.
All intercompany transactions have been eliminated in the Vista Outdoor consolidation process. Related party transactions between us and Vista Outdoor have been included in these combined financial statements. The aggregate net effect of related party transactions not historically settled in cash between us and Vista Outdoor has been reflected in the combined balance sheets as “Parent company investment” and in the combined statements of cash flows as “Net transfers (to) from Parent” within financing activities.
Vista Outdoor utilizes a centralized approach to cash management and financing its operations. This arrangement is not reflective of the manner in which we would have been able to finance its operations had it been independent from Vista Outdoor. The cash and cash equivalents held by Vista Outdoor at the corporate level are not specifically identifiable to us and therefore have not been reflected in our combined balance sheets. Cash transfers between Vista Outdoor and us are recorded through the Parent company investment account. Cash and cash equivalents in the combined balance sheets represents cash and temporary investments held locally by us.
The combined financial statements include certain assets and liabilities that have historically been held at the Vista Outdoor corporate level but are specifically identifiable or otherwise attributable to us. Vista Outdoor’s third-party debt and the related interest expense have not been allocated to us for any of the periods presented, as we are not the primary obligor of such debt.
Fiscal Year. References in this report to a particular fiscal year refer to the year ended March 31 of that calendar year.
Use of Estimates. The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. We review our estimates to ensure that these estimates properly reflect changes in our business or as new information becomes available.
Revenue Recognition. For the majority of our contracts with customers, we recognize revenue for our products at a point in time upon the transfer of control of the products to the customer, which typically occurs upon shipment and coincides with our right to payment, the transfer of legal title and the transfer of the significant risks and rewards of ownership of the product. For our contracts that include bundled hardware and software sales, revenue related to delivered hardware and bundled software is recognized when control has transferred to the customer, which typically occurs upon shipment. Revenue allocated to unspecified software update rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes and other similar taxes are excluded from revenue. Revenue recognition is discussed in further detail in Note 6, Revenue Recognition.
For the immaterial amount of our contracts that have multiple performance obligations, which represent promises within an arrangement that are distinct, we allocate revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). When available, we use observable prices to determine SSPs. When observable prices are not available, SSPs are established that reflect our best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. We allocate revenue and any related discounts to these performance obligations based on their relative SSPs.
Cost of Sales. Cost of sales includes material, labor and overhead costs associated with product manufacturing, including depreciation, amortization, purchasing and receiving, inspection, warehousing, product liability, warranty and inbound and outbound shipping and handling costs.
Research and Development Costs. Research and development costs consist primarily of compensation and benefits and experimental work materials for our employees who are responsible for the development and enhancement of new and existing products. Research and development costs incurred to develop new products and to enhance existing products are charged to expense as incurred.
Selling, General, and Administrative Expense. Selling, general, and administrative expense includes, among other items, administrative salaries, benefits, commissions, advertising, insurance and professional fees.
Advertising Costs. Advertising and promotional costs, including print ads, commercials, catalogs and brochures are expensed in the period when the first advertisement is run. Our co-op program is structured so that certain customers are eligible for reimbursement for certain types of advertisements on qualifying product purchases and are accrued as purchases are made. Advertising costs totaled $49,629, $48,505, and $35,449 for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
Cash Equivalents. Cash equivalents are all highly liquid cash investments purchased with original maturities of three months or less.
Allowance for Estimated Credit Losses. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions.
Inventories. Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory costs associated with work in process inventory and finished goods include material, labor and manufacturing overhead, while costs associated with raw materials and purchased finished goods include material, inbound freight costs and warehousing overhead. We provide inventory allowances for any excess and obsolete inventories and periodically write inventory amounts down to market when costs exceed market value.
Warranty Costs. We provide consumer warranties against manufacturing defects on certain products with warranty periods typically ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded. Estimated future warranty costs are accrued at the time of sale based upon actual past experience, our current production environment as well as specific and identifiable warranties, as applicable. See Note 12, Other Current Liabilities, for additional detail.
Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. We measure and disclose the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. The measurement of assets and liabilities at fair value are classified using the following three-tier hierarchy:
Level 1—Quoted prices for identical instruments in active markets.
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3—One or more significant inputs to the valuation model are unobservable.
See Note 3, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments.
Goodwill. We test goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, which constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results.
During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using both an income and market approach. We completed a step zero assessment during the fourth quarter of fiscal year 2024, and concluded there were no indicators of impairment. See Note 11, Goodwill and Intangible Assets, for discussion and details.
During the third quarter of fiscal year 2024, as a result of an increasingly challenging economic environment for consumers due to higher interest rate expectations continuing and other factors affecting the market for our products, we reduced our projections for fiscal year 2024 and beyond for the majority of our reporting units. As a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, combined with the decline in Vista Outdoor's stock price in the third fiscal quarter, we concluded that triggering events had occurred potentially indicating that the fair values of certain reporting units were less than their carrying values. Based on these events, we completed an interim quantitative goodwill impairment analysis and recognized goodwill impairment losses of $161,714, which are included in “Impairment of goodwill and intangibles” on our combined statements of comprehensive income (loss) for the fiscal year 2024. See Note 11. Goodwill and Intangible Assets, for additional information.
For the third quarter fiscal year 2024 interim quantitative goodwill impairment analysis, we determined the estimated fair value of each reporting unit and compared it to their respective carrying amounts, including goodwill. The fair value of each reporting unit was determined considering both an income and market approach. We weighted the valuations using 100% of the income approach, specifically the discounted cash flow method. The weighted average cost of capital used in the income approach ranged between 12.5% and 16.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit.
In developing the discounted cash flow analysis, our assumptions about forecasted revenues and operating margins, capital expenditures and changes in working capital were based on forecasts, as reviewed by the Board of Directors, and assume a terminal growth rate thereafter. A separate discount rate was determined for each reporting unit and these cash flows were then discounted to determine the fair value of the reporting unit. The discounted cash flow analysis is derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measurements).
In order to assess the reasonableness of the calculated fair values of our reporting units, we also compared the sum of the reporting units’ fair values to Vista Outdoor’s market capitalization, adjusted for the sale of The Kinetic Group and calculated an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluated the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium was not reasonable in light of this assessment, we would have reevaluated our fair value estimates of the reporting units by adjusting the discount rates and other assumptions as necessary.
Indefinite Lived Intangible Assets. Indefinite-lived intangibles are not amortized and are tested for impairment annually on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment during the fourth quarter of fiscal year 2024, and concluded there was no indicators of impairment on our indefinite-lived intangibles. See Note 11, Goodwill and Intangible Assets, for discussion and details.
In conjunction with our interim quantitative goodwill impairment analysis, we performed a fair value analysis on our indefinite-lived trademarks and trade names, which resulted in impairment losses of $50,300, related to indefinite-lived intangible assets. These losses are included in “Impairment of goodwill and intangibles” on our combined statements of comprehensive income (loss) for the fiscal year of 2024. See Note 11, Goodwill and Intangible Assets, for additional information.
We calculated the fair value of our indefinite-lived intangibles using the relief-from-royalty method which assumes that the asset has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. We estimated the future revenue for the related brands and technology, the appropriate royalty rate and the weighted average cost of capital. We based our fair values and estimates on assumptions we believed to be reasonable, but which are unpredictable and inherently uncertain.
Our assumptions used to develop the discounted cash flow analysis and the relief-from-royalty calculation require us to make significant estimates. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials and other factors that are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose significant business, it is possible that the estimated fair value of certain reporting units or trade names could fall below their carrying value resulting in the necessity to conduct additional impairment tests in future periods. We continually monitor the reporting units and trade names for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit or trade names as appropriate.
Amortizing Intangible Assets and Long-Lived Assets. Our long-lived assets consist primarily of property, plant, and equipment, amortizing right-of-use assets related to our operating leases and amortizing costs related to cloud computing arrangements. Our primary identifiable intangible assets include trademarks and trade names, patented technology and customer relationships. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value.
In conjunction with our interim quantitative goodwill impairment analysis, we performed recoverability tests of our long-lived assets, including amortizing intangible assets, by comparing the net book value of our long-lived assets or asset groups, to the future undiscounted net cash flows attributable to such assets. Based on the results of the recoverability test, we determined that the fair value of certain definite lived intangibles related to trade names and customer relationships within our former Outdoor Cooking reporting unit were less than their carrying value. The fair value of these intangibles was determined using the cost approach. As a result, we recorded impairment charges totaling $6,798 related to amortizing intangible assets, which are included in “Impairment of goodwill and intangibles” on our combined statements of comprehensive income (loss) for the fiscal year of 2024. See Note 11, Goodwill and Intangible Assets, for additional information.
Business Combinations. We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The fair value calculation of initial contingent consideration associated with the purchase price also uses unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation analysis in a risk-neutral framework. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. See Note 3, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments. During the measurement period of one year from the acquisition date, we continue to collect information and reevaluate our estimates and assumptions and record any adjustments to these estimates to goodwill. See Note 7, Acquisitions, for additional information.
Derivatives and Hedging. We mitigate the impact of foreign currency and exchange rates with foreign currency contracts that are accounted for as designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings. We may use derivatives to hedge certain foreign currency exchange rates, but do not use derivative financial instruments for trading or other speculative purposes. We utilize counterparties for our derivative instruments that we believe are creditworthy at the time the transactions are entered into and closely monitor the credit ratings of these counterparties. See Note 5, Derivative Financial Instruments, for additional information.
We would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The fair value of our forward contracts is based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy. See Note 3, Fair Value of Financial Instruments, for additional information.
Stock-Based Compensation. We account for our participation in Vista Outdoor’s share-based compensation arrangements in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Vista Outdoor’s share-based compensation plans, which are described more fully in Note 14, Employee Benefit Plans, provide for the grant of various types of share-based incentive awards, including performance awards, performance awards with a TSR modifier, restricted stock/restricted stock units and options to purchase common stock. The types and mix of share-based incentive awards are evaluated on an ongoing basis and may vary based on Vista Outdoor’s overall strategy regarding compensation, including consideration of the impact of expensing stock awards on our results of operations.
Income Taxes. We account for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.
We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Significant estimates are required for this analysis. If we were to determine that the amount of deferred income tax assets, we would be able to realize in the future had changed, we would make an adjustment to the valuation allowance, which would decrease or increase the provision for income taxes.
The provision for federal, foreign and state and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.
We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability, and, when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of change. It is our policy to record interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes.
Worker's Compensation. The liability for losses under our worker’s compensation program has been actuarially determined. The balance for worker’s compensation liability was $2,344 and $2,079 as of March 31, 2024 and 2023, respectively.
Translation of Foreign Currencies. Assets and liabilities of foreign subsidiaries are translated at current exchange rates. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are reported as a component of accumulated other comprehensive loss (“AOCL”) in parent company equity. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are generally recognized during the current period in the combined statements of comprehensive income (loss), as part of other (expense) income, net.
Other (Expense) Income, Net. Other income (expense), net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. See Note 5, Derivative Financial Instruments, for additional information.

Accumulated Other Comprehensive Loss. The components of AOCL, net of income taxes, are as follows:

	March 31,
	2024	2023
Derivatives	$18	$(2,416)
Cumulative translation adjustment	(5,632)	(5,744)
Total accumulated other comprehensive loss	$(5,614)	$(8,160)
The following table details the amounts reclassified from AOCL to earnings as well as the changes in derivatives, pension and other postretirement benefits and foreign currency translation, net of income tax:

	Years ended March 31,
	2024			2023
	Derivatives	Cumulative translation adjustment	Total	Derivatives	Cumulative translation adjustment	Total
Beginning of year AOCL	$(2,416)	$(5,744)	$(8,160)	$—	$(5,278)	$(5,278)
Change in fair value of derivatives	199	—	199	(3,782)	—	(3,782)
Income tax impact on derivative instruments	(757)	—	(757)	778	—	778
Net loss reclassified from AOCL	2,992	—	2,992	588	—	588
Net change in cumulative translation adjustment	—	112	112	—	(466)	(466)
End of year AOCL	$18	$(5,632)	$(5,614)	$(2,416)	$(5,744)	$(8,160)
Recent Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our combined financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our combined financial statements and disclosures.
Accounting Standards Adopted During this Fiscal Year—In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in ASU 2022-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with the exception for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The guidance should be applied retrospectively, except for the amendment on roll-forward information, which should be applied prospectively. This ASU was effective for us in the first quarter of fiscal year 2024, with the exception of the amendment on roll-forward information, which will be effective for us in our Form 10-K for fiscal year 2025. We adopted this ASU during the first quarter of fiscal year 2024 and the adoption did not have an impact on our combined financial statements disclosures.
3. Fair Value of Financial Instruments
We measure and disclose our financial assets and liabilities at fair value on a recurring and nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the three-tier hierarchy. See Note 2, Significant Accounting Policies, for additional information.
The following section describes the valuation methodologies we use to measure our financial instruments at fair value on a recurring basis:

Derivative Financial Instruments
Hedging instruments (See Note 5, Derivative Financial Instruments) are re-measured on a recurring basis using daily market foreign currency rates and are therefore categorized within Level 2 of the fair value hierarchy.
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the combined statements of comprehensive income (loss). The estimated fair values of contingent consideration payable related to our acquisitions of QuietKat, Stone Glacier and Fox Racing as of March 31, 2024 are $750, $2,806, and $0, respectively. See Note 7, Acquisitions, for additional information.
Following is a summary of our contingent consideration liability Level 3 activity during fiscal year 2024:

Balance, March 31, 2023	$20,274
Increase in fair value	5,855
Payments made	(22,573)
Balance, March 31, 2024	$3,556

Contingent consideration liabilities are reported under the following captions in the combined balance sheets:

	March 31,
	2024	2023
Other current liabilities	$750	$8,586
Other long-term liabilities	2,806	11,688
Total	$3,556	$20,274
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities as of March 31, 2024 and March 31, 2023 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of March 31, 2024 and March 31, 2023 are categorized within Level 1 of the fair value hierarchy.
During the third fiscal quarter of 2024, we recognized impairment losses related to our goodwill and indefinite-lived intangible assets. The fair value of these assets are categorized within Level 3 of the fair value hierarchy. See Note 2, Significant Accounting Policies, and Note 11, Goodwill and Intangible Assets, for discussion and details of the impairment losses recorded in the third fiscal quarter of 2024.
We periodically evaluate the recoverability of the carrying amount of our long-lived assets, including amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 2, Significant Accounting Policies, and Note 11, Goodwill and Intangible Assets, for discussion of an identified trigger event and impairment expense related to certain amortizing intangibles during the third fiscal quarter of 2024. See Note 4. Leases, for discussion of right of use asset (ROU) impairments during the fiscal year. Significant assumptions were used to estimate fair value of long-lived assets, which were categorized within Level 3 of the fair value hierarchy. See Note 13, Restructuring, for discussion of long-lived asset impairments related to our restructuring plan during fiscal 2024.

4. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with our leases are recognized upon occurrence of the event, activity or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in our calculation of the right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term up to five years. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
The amounts of assets and liabilities related to our operating leases were as follows:

		March 31,
	Balance Sheet Caption	2024	2023
Assets:
Operating lease assets	Operating lease assets	$99,705	$99,456

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$12,117	$14,010
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	100,070	97,105
Total lease liabilities		$112,187	$111,115
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the combined statements of comprehensive income (loss). The components of lease expense were as follows:

	Years ended March 31,
	2024	2023
Fixed operating lease costs(1)	$22,702	$22,791
Variable operating lease costs	3,849	3,244
Operating and Sublease income	(893)	(602)
Net lease costs	$25,658	$25,433
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	March 31,
	2024	2023
Weighted Average Remaining Lease Term (Years):
Operating leases	9.21	10.13

Weighted Average Discount Rate:
Operating leases	8.68%	8.48%
The approximate future minimum lease payments under operating leases were as follows:

Fiscal year 2025	$21,148
Fiscal year 2026	20,872
Fiscal year 2027	19,156
Fiscal year 2028	16,804
Fiscal year 2029	16,095
Thereafter	72,866
Total lease payments	166,941
Less imputed interest	(54,754)
Present value of lease liabilities	$112,187
Supplemental cash flow information related to leases is as follows:

	Years ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$23,468	$19,146
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$19,816	$34,196
ROU asset re-measurement	(5,840)	10,799
As part of integrating our recent acquisitions and our restructuring plans, we made a strategic decision to close and impair office locations that were no longer being used as intended or weren't able to be subleased. Accordingly, during the years ended March 31 2024 and 2023, we recognized a ROU asset impairment of $3,116 and $1,085, respectively, reducing the carrying value of the lease asset to its estimated fair value.
5. Derivative Financial Instruments
Foreign Exchange Risk
In the normal course of business, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of our international subsidiaries. We use designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of our strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros and Canadian Dollars.
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months to 15 months from their inception. The notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $4,064 and $40,615 as of March 31, 2024 and 2023, respectively. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
As of March 31, 2024, we have no remaining foreign currency forward contracts not designated as cash flow hedge instruments.
During the fiscal years ended 2024, 2023, and 2022, we recorded net foreign currency translation (loss) gain of $(330), $1,249, and $0, respectively, on the combined statements of comprehensive income (loss) within other (expense) income, net.
The following tables summarize the fair value of our derivative instruments as well as the location of the asset and/or liability on the combined balance sheets:

		Asset derivatives fair value as of
		March 31,
Derivatives not designated as hedging instruments	Balance sheet location	2024	2023
Foreign currency forward contracts	Other current assets	$—	$91
Total		$—	$91

		Asset (liability) derivatives fair value as of
		March 31,
Derivatives designated as cash flow hedging instruments	Balance sheet location	2024	2023
Foreign currency forward contracts	Other current liabilities	$(4)	$(3,252)
Total		$(4)	$(3,252)
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the combined financial statements:

	Gain (loss) recognized in other comprehensive income
	Years ended March 31,
Derivatives designated as cash flow hedging instruments	2024	2023	2022
Foreign currency forward contracts	$199	$(3,782)	$—
Total gain (loss)	$199	$(3,782)	$—

		Gain (loss) reclassified from other comprehensive income into earnings
		Years ended March 31,
Derivatives designated as cash flow hedging instruments:	Location	2024	2023	2022
Foreign currency forward contracts	Cost of sales	$(1,349)	$(588)	$—
Foreign currency forward contracts	Other income (expense), net	(1,642)	—	—
Total gain (loss)		$(2,991)	$(588)	$—
6. Revenue Recognition
Our disaggregated revenue is fully disclosed by reportable segments and by geographic area in Note 18, Operating Segment Information.
The principal activities from which we recognize our revenue by reportable segment is discussed below and in Note 2, Significant Accounting Policies.
Typically, our contracts require customers to pay within 30-60 days of product delivery with a discount available to some customers for early payment. In some cases, we offer extended payment terms to customers. However, we do not consider these extended payment terms to be a significant financing component of the contract because the payment terms are less than a year.
In limited circumstances, our contract with a customer may have shipping terms that indicate a transfer of control of the products upon their arrival at the destination rather than upon shipment. In those cases, we recognize revenue only when the product reaches the customer destination, which may require us to estimate the timing of transfer of control based on the expected delivery date. In all cases, however, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.

Incentives in the form of cash paid to the customer (or a reduction of a customer cash payment to us) typically are recognized as a reduction of sales unless the incentive is for a distinct benefit that we receive from the customer, e.g., advertising or marketing.
We pay commissions to some of our employees based on agreed-upon sales targets. We recognize the incremental costs of obtaining a contract as an expense when incurred because our sales contracts with commissions are a year or less.
7. Acquisitions
PinSeeker
During the fourth quarter of fiscal year 2024, we acquired PinSeeker, a leader in virtual network of golfers, allowing players to complete globally in real-time. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The acquisition is not significant to our combined financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Simms Fishing
During the second quarter of fiscal year 2023, we acquired Simms Fishing Products, a premium fishing brand and leading manufacturer of waders, outerwear, footwear and technical apparel. The results of this business are reported within the Revelyst Outdoor Performance reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The acquisition is not significant to our combined financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fox Racing
During the second quarter of fiscal year 2023, we acquired Fox (Parent) Holdings, Inc. (“Fox Racing”), a leader in motocross industry and a growing brand in the mountain bike category. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The results of this business are reported within the Revelyst Adventure Sports reportable segment.
Fox Racing purchase price allocation:

August 5, 2022
Cash consideration to the Seller	$564,134
Fair value of contingent consideration payable	11,400
Total estimated purchase consideration	$575,534
Fair value of assets acquired:
Accounts receivable	$39,174
Inventories	96,142
Intangible assets	255,200
Property, plant, and equipment	23,570
Operating lease assets	16,078
Other current assets	17,145
Other long-term assets	5,347
Total assets	452,656
Fair value of liabilities assumed:
Accounts payable	18,584
Long-term operating lease liabilities	11,971
Deferred income taxes	55,488
Other liabilities	39,292
Other long-term liabilities	41
Total liabilities	125,376
Net assets acquired	327,280
Goodwill	$248,254

	Value	Useful life (years)
Tradenames	$106,200	Indefinite
Customer relationships	149,000	5 to 15
Fox Racing supplemental pro forma data:
Fox Racing's net sales of $180,320 and net income of $4,183 since the acquisition date, August 5, 2022, were included in our combined results for the fiscal year ended March 31, 2023, and are reflected within the Revelyst Adventure Sports reportable segment.
The following unaudited pro forma financial information presents our results as if the Fox Racing acquisition had occurred on April 1, 2021:

	Years ended March 31,
	2023	2022
Sales, net	$1,445,233	$1,622,214
Net income (loss)	(323,959)	66,061
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income (loss) to account for certain costs which would have been incurred if the Fox Racing acquisition had been completed on April 1, 2021:

	Years ended March 31,
	2023	2022
Fees for advisory, legal, and accounting services(1)	$(6,064)	$6,064
Inventory step-up, net(2)	(7,544)	7,544
Interest(3)	(2,418)	(6,149)
Depreciation(4)	969	2,482
Amortization(5)	4,245	12,257
Management Fees(6)	(530)	(1,413)
Income tax provision (benefit)(7)	2,221	(4,487)
(1) During the fiscal year ended March 31, 2023, we incurred a total of $6,064 in acquisition related costs, including legal and other professional fees, all of which were reported in selling, general, and administrative expense in the combined statements of comprehensive income (loss). This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal year 2022.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory, which was expensed over inventory turns.
(3) Adjustment for interest expense recorded by Fox Racing prior to acquisition.
(4) Adjustment for depreciation related to the revised fair-value basis of the acquired property, plant and equipment and change in estimated useful lives.
(5) Adjustment for amortization of acquired intangible assets.
(6) Represents an adjustment for management fees historically charged by the previous owner of Fox Racing under the terms of their management agreement.
(7) Income tax effect of the adjustments made at a blended federal, state and international statutory rate adjusted for any non-deductible acquisition costs.
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of our future combined results of operations. The pro forma financial information presented above has been derived from our historical combined financial statements and from the historical accounting records of Fox Racing.
Stone Glacier
During the fourth quarter of fiscal year 2022, we acquired Stone Glacier, a premium brand focused on ultralightweight, performance hunting gear designed for backcountry use. The addition of Stone Glacier allows us to enter the packs, camping equipment and technical apparel categories with a fast-growing brand and provides a foundation for us to leverage camping category synergies. The results of this business are reported within the Revelyst Outdoor Performance reportable segment. Contingent consideration with an initial fair value of $9,939 was included in the purchase price. See Note 3, Fair Value of Financial Instruments, for information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The acquisition is not significant to our combined financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Fiber Energy
During the third quarter of fiscal year 2022, we acquired Fiber Energy Products, a leader in all-natural wood grilling pellets. The results of this business are reported within the Revelyst Outdoor Performance reportable segment. Contingent consideration with an initial fair value of $3,625 was included in the purchase price. See Note 3, Fair Value of Financial Instruments, for more information related to the fair value calculation. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. We finalized the purchase price allocation during the fourth quarter of fiscal year 2022. The acquisition is not significant to our combined financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
Foresight Sports
During the third quarter of fiscal year 2022, we acquired Foresight Sports ("Foresight"), a leading designer and manufacturer of golf performance analysis, entertainment and game enhancement technologies for approximately $470,772. The purchase agreement includes $5,599 related to employee retention payments, which will be accounted for separately from the business combination as post combination compensation expense. Contingent payments of up to $25,000 if certain net sales targets are met will also be accounted for separately from the business combination as post combination compensation expense. We used cash on hand and available liquidity under our 2021 ABL Revolving Credit Facility to complete the transaction. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment.
Foresight's net sales of $61,173 and net income of $18,423 since the acquisition date, September 28, 2021, through March 31, 2022, are included in our combined results and are reflected in the Revelyst Precision Sports Technology reportable segment.
We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation below was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the third quarter of fiscal year 2023, and no significant changes were recorded from the original estimation. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and synergies. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. The goodwill is deductible for tax purposes.
Foresight purchase price allocation:

September 28, 2021
Total consideration transferred	$470,772
Fair value of assets acquired:
Accounts receivable	$2,806
Inventories	10,780
Intangible assets	131,500
Property, plant, and equipment	1,870
Operating lease assets	6,506
Other assets	2,006
Total assets	155,468
Fair value of liabilities assumed:
Accounts payable	6,177
Customer deposits	2,084
Long-term operating lease liabilities	5,961
Contract liabilities	2,992
Other liabilities	1,729
Other long-term liabilities	9,182
Total liabilities	28,125
Net assets acquired	127,343
Goodwill	$343,429

	Value	Useful life (years)
Tradenames	$42,500	20
Patented technology	19,900	5 to 10
Customer Relationships	69,100	5 to 15

Foresight supplemental pro forma data:
The following unaudited pro forma financial information presents our results as if the Foresight acquisition had been completed on April 1, 2020:

	Years ended March 31,
	2022	2021
Sales, net	$1,366,096	$1,190,506
Net income	90,397	118,756
The unaudited supplemental pro forma data above includes the following significant non-recurring adjustments to net income:

	Years ended March 31,
	2022	2021
Fees for advisory, legal, and accounting services(1)	$(3,080)	$3,080
Inventory step-up, net(2)	(1,247)	$1,247
Depreciation and amortization(3)(4)	4,961	8,122
Income tax provision(5)	3,368	3,507
(1) During the fiscal year ended March 31, 2022, we incurred a total of $3,080 in acquisition related costs, including legal and other professional fees, related to the acquisition, all of which were reported in selling, general, and administrative expense in the combined statements of comprehensive income (loss). This adjustment is to show the results as if those fees were incurred during the first quarter of fiscal 2021.
(2) Adjustment reflects the increased cost of goods sold expense resulting from the fair value step-up in inventory which was expensed in full during the third quarter of fiscal year 2022. This adjustment is to show the results as if that expense was incurred during the first quarter of fiscal 2021.
(3) Adjustment for depreciation related to the revised fair-value basis of the acquired property, plant and equipment and change in estimated useful lives.
(4) Adjustment for amortization of acquired intangible assets.
(5) Income tax effect of the adjustments made at a blended federal and state statutory rate including the impact of the valuation allowance.
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or of our future combined results of operations. The pro forma financial information presented above has been derived from our historical combined financial statements and from the historical accounting records of Foresight.
QuietKat
During the first quarter of fiscal year 2022, we acquired QuietKat, an electric bicycle company that specializes in designing, manufacturing and marketing rugged, all-terrain eBikes. The results of this business are reported within the Revelyst Adventure Sports reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed an allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the first quarter of fiscal year 2023 and no significant changes were recorded from the original estimation. Contingent consideration with an initial fair value of $22,400 was included in the purchase price. See Note 3, Fair Value of Financial Instruments, for information related to the fair value calculation. In addition to the consideration we paid at closing, $13,000 was paid to key members of QuietKat management and is considered compensation that will be expensed over approximately three years, provided the key members continue their employment with us through the respective milestone dates. The acquisition is not significant to our combined financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.

8. Receivables
Our trade accounts receivables are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses as described in Note 2, Significant Accounting Policies. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition, and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.
Net receivables are summarized as follows:

	March 31,
	2024	2023
Trade receivables	$206,604	$204,591
Other receivables	12,116	6,215
Less: allowance for estimated credit losses and discounts	(9,228)	(8,958)
Net receivables	$209,492	$201,848
Walmart represented 12% and 14% of the total trade receivables balance as of March 31, 2024 and 2023, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2022	$5,383
Provision for credit losses	1,425
Write-off of uncollectible amounts, net of recoveries	(259)
Purchase accounting (Note 7)	2,409
Balance, March 31, 2023	8,958
Provision for credit losses	1,717
Write-off of uncollectible amounts, net of recoveries	(1,447)
Balance, March 31, 2024	$9,228
9. Inventories
Net inventories consist of the following:

	March 31,
	2024	2023
Raw materials	$69,957	$70,567
Work in process	11,186	13,263
Finished goods	212,603	319,809
Net inventories	$293,746	$403,639
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheets net of reserves within other non-current assets and totaled $38,683 and $45,929 as of March 31, 2024 and 2023, respectively.
10. Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over estimated useful lives using a straight-line method. Machinery and equipment are depreciated over 1 to 10 years and buildings and improvements are depreciated over 1 to 30 years. Depreciation expense was $20,545, $19,158, and $15,930 in fiscal years 2024, 2023, and 2022, respectively.
As discussed in Note 2, Significant Accounting Policies, we review property, plant, and equipment for impairment when indicators of potential impairment are present. When such impairment is identified, it is recorded as a loss in that period. Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant, and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.
On February 6, 2024, a fire occurred at our Fiber Energy Seymour, Missouri pellet manufacturing location. There were no injuries or environmental issues from the fire. The damage was principally limited to the inventory, raw materials, plant equipment and building structures. We have adequate property damage and business interruption insurance, subject to an applicable deductible. We completed our final damage assessment, and discussions with the insurance carrier is ongoing. We assessed incurred costs and lost earnings related to business interruption and property damage to our facility, as well as timing of recognition under applicable insurance recovery guidance, and recorded accruals of $3,242 in fiscal year 2024 for insurance recoveries that offset the impairment expense of the damaged fixed assets and inventory of $4,242. The net expense of $1,000 is included in Selling, general, and administrative expenses in the combined statements of comprehensive income (loss).
Property, plant, and equipment consists of the following:

	March 31,
	2024	2023
Land	$2,238	$2,213
Buildings and improvements	24,828	27,812
Machinery and equipment	200,196	195,704
Property not yet in service	8,422	7,945
Gross property, plant, and equipment	235,684	233,674
Less: accumulated depreciation	(174,191)	(162,330)
Net property, plant, and equipment	$61,493	$71,344
11. Goodwill and Intangible Assets
The change in the carrying value of goodwill was as follows:

	Revelyst Precision Sports Technology	Revelyst Adventure Sports	Revelyst Outdoor Performance	Total
Balance, March 31, 2022	$343,429	$12,349	$39,973	$395,751
Acquisitions	—	248,254	68,353	316,607
Impairment	—	(260,603)	(72,152)	(332,755)
Balance, March 31, 2023	343,429	—	36,174	379,603
Acquisitions	14,256	—	—	14,256
Impairment	(125,540)	—	(36,174)	(161,714)
Balance, March 31, 2024	$232,145	$—	$—	$232,145
Increases in goodwill during fiscal year 2024 related to our PinSeeker acquisition. See Note 7, Acquisitions. Decreases in goodwill during fiscal year 2024 related to impairment charges of $161,714 recognized in the third quarter of fiscal year 2024 as discussed below. As of March 31, 2024 there were $125,540, $617,179, and $745,957 of accumulated impairment losses, related to the Revelyst Precision Sports Technology, Revelyst Adventure Sports and Revelyst Outdoor Performance reportable segments, respectively. As of March 31, 2023. there were $0, $617,179, and $709,783 of accumulated impairment losses related to the Revelyst Precision Sports Technology, Revelyst Adventure Sports, and Revelyst Outdoor Performance reportable segments, respectively.
Fiscal year 2024 assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 2, Significant Accounting Policies. We completed a step zero assessment as of January 1, 2024 and concluded there were no indicators of impairment.
During the fourth quarter of fiscal year 2024 we determined there was a change to our reporting units. Our reporting units are now the same as our reportable segments. There was no goodwill recorded in the reporting units affected by the reorganization.

Results of our interim testing
During the third quarter of fiscal year 2024, we concluded that triggering events had occurred, potentially indicating that the fair values of our reporting units were less than their carrying values. We recognized impairment losses equal to the full carrying value of goodwill of $26,219 and $9,955, related to the former reporting units of Outdoor Cooking and Stone Glacier, respectively, and a partial goodwill impairment loss of $125,540 related to our Golf reporting unit. Our Golf reporting unit comprises our remaining goodwill at December 24, 2023. See Note 2, Significant Accounting Policies, for the discussion of the triggering event and goodwill impairment analysis performed.
Additionally, we recorded impairment losses of $26,600, $9,600, $6,100, $4,500, $1,800, $1,100, and $600 related to the Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived tradename assets, respectively. The carrying value of the indefinite lived intangible assets related to Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports after the impairment was $58,400, $13,300, $12,000, $25,500, $15,300, $14,900, and $3,500, respectively. We determined the fair value of our Fox Racing, CamelBak, Bell Cycling, Simms Fishing, Giro, Bushnell, and Bell Powersports indefinite-lived trade names using royalty rates of 3%, 1.5%, 1.5%, 3%, 1.5%, 1%, and 1%, respectively.
Fiscal year 2023 assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 2, Significant Accounting Policies. To perform the annual quantitative goodwill impairment testing, we prepared valuations of our reporting units using both an income and market approach, which were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed.
The decline in fair value of our reporting units was significantly impacted by a sudden decline in the demand for products related to certain of our recent acquisitions, which resulted in lower forecasted revenues, operating margins and operating cash flows as compared to our valuation at acquisition date. Our estimates of the fair values of the reporting units were also influenced by higher discount rates in the income-based valuation approach as a result of increasing market to equity risk premiums, company specific risk premiums and higher treasury rates, since the acquisition dates. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.5% and 14.0%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit.
As a result, we recognized impairment losses equal to the full carrying value of goodwill of $248,254, $68,353, and $12,349 allocated to the former reporting units of Fox Racing, Simms Fishing, and QuietKat, respectively, and partial goodwill impairment charges of $3,799 related to our Stone Glacier reporting unit. We determined that the goodwill relating to our other reporting units was not impaired as the fair value exceeded the carrying value. Our Golf, Stone Glacier and Outdoor Cooking reporting units comprise our remaining goodwill at March 31, 2023. As of the fiscal year 2023 annual testing measurement date, the fair value of our Stone Glacier and Outdoor Cooking reporting units was less than 10% higher than their carrying values.
Before completing our goodwill impairment test, we first tested our indefinite-lived intangible assets. We performed a step zero analysis on four of our indefinite-lived tradenames. We performed a step one analysis on our remaining indefinite-lived tradenames, which resulted in impairment losses of $21,200 and $20,400, related to the Fox Racing and Simms Fishing indefinite-lived tradename assets, respectively. We determined the fair value of the indefinite-lived tradenames related to our Bell Cycling and Giro tradenames was greater or equal to the carrying value, and no impairment was recorded. The carrying value of the indefinite-lived intangible assets related to Fox Racing and Simms Fishing after the impairment was $85,000 and $30,000, respectively at March 31, 2023. We determined the fair value of our Fox Racing, Simms Fishing, Bell Cycling and Giro indefinite-lived tradenames using royalty rates of 3.0%, 3.0%, 1.5%, and 1.5%, respectively.
Fiscal year 2022 assessment
We performed our annual testing of goodwill in accordance with our accounting policies described in Note 2, Significant Accounting Policies. We completed a step zero assessment as of January 1, 2022 and concluded there were no indicators of impairment.
Our indefinite lived intangibles are not amortized and are tested for impairment annually or upon the occurrence of events or changes in circumstances that indicate that the assets might be impaired. We completed a step zero assessment as of January 1, 2022, in accordance with our accounting policies described in Note 2, Significant Accounting Policies, and concluded there were no indicators of impairment.
Net intangibles consisted of the following:

	March 31,
	2024			2023
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$112,436	$(37,392)	$75,044	$112,715	$(30,675)	$82,040
Patented technology	36,957	(18,818)	18,139	36,207	(15,897)	20,310
Customer relationships and other	520,760	(189,603)	331,157	527,938	(150,946)	376,992
Total	670,153	(245,813)	424,340	676,860	(197,518)	479,342
Non-amortizing trade names	144,974	—	144,974	195,274	—	195,274
Net intangible assets	$815,127	$(245,813)	$569,314	$872,134	$(197,518)	$674,616
The net decrease in gross carrying amount of amortizing intangible assets in fiscal year 2024 was due to impairment, less increases due to the acquisition of PinSeeker and the impact of foreign exchange rates. See Note 2, Significant Accounting Policies, for discussion of impairment recorded during the fiscal year 2024. We recorded impairment expense related to customer relationship and trade name intangibles within our former Outdoor Cooking reporting unit, net of accumulated amortization of $5,805 and $993, respectively. The decrease in non-amortizing trade names is due to impairment as discussed above. Amortization expense was $49,908, $43,725 and $26,007 in fiscal years 2024, 2023, and 2022, respectively, which is included within cost of sales. The amortizable intangible assets in the table above are being amortized using a straight-line method over a weighted average remaining period of approximately 11.5 years.
We expect amortization expense related to these assets in each of the next five fiscal years and beyond to be incurred as follows:

Fiscal year 2025	$49,753
Fiscal year 2026	46,744
Fiscal year 2027	45,294
Fiscal year 2028	40,124
Fiscal year 2029	33,633
Thereafter	208,792
Total	$424,340
12. Other Current Liabilities
The major categories over 5% of current liabilities are as follows:

	March 31,
	2024	2023
Warranty liability	$8,083	$5,441
Accrual for in-transit inventory	5,328	9,492
Operating lease liabilities	12,117	14,010
Contingent consideration	750	8,586
Other	60,776	59,692
Total other current liabilities	$87,054	$97,221
We provide consumer warranties against manufacturing defects on certain products with warranty periods ranging from one year to the expected lifetime of the product. The estimated costs of such product warranties are recorded at the time the sale is recorded based upon actual past experience, our current production environment as well as specific and identifiable warranties as applicable. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends.

The following is a reconciliation of the changes in our combined current and long-term product warranty liability during the periods presented:

Balance as of March 31, 2022	$9,073
Payments made	(4,676)
Warranties issued	4,827
Changes related to pre-existing warranties and other adjustments	328
Balance as of March 31, 2023	9,552
Payments made	(6,834)
Warranties issued	12,119
Changes related to pre-existing warranties and other adjustments	(3,785)
Balance as of March 31, 2024	$11,052
13. Restructuring
As part of our restructuring plans, we have and will incur severance and employee related costs, professional fees, ROU asset impairments and other exit and disposal costs which are recorded in Selling, general, and administrative in the combined statements of comprehensive income (loss). Severance and employee related costs consist primarily of salary continuation benefits, outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits being provided in the restructuring, pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Asset impairments are accounted for in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation. We made changes to the structure of our organization during our third fiscal quarter of 2024. We further finalized plans to centralize certain functions under shared services to better support our business. We also announced plans to geographically consolidate the businesses within Revelyst Adventure Sports, Revelyst Outdoor Performance, and Revelyst Precision Sports Technology. These geographic relocations are expected to be completed during fiscal 2025.
For GEAR Up, we are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan. We expect these charges to be completed during fiscal 2027. All of pre-tax restructuring charges will be recorded as corporate expense and not allocated to our reportable segments.
During fiscal year 2024, we incurred $8,279, of pre-tax restructuring costs in connection with GEAR Up, which are recorded in selling, general, and administrative expense in the combined statements of comprehensive income (loss). In the fourth quarter of fiscal year 2023, we announced a cost reduction and earnings improvement program. We recorded $5,604 and $11,628 of pre-tax restructuring charges for the fiscal years 2024 and 2023, respectively. These restructuring charges are included in selling, general, and administrative expense in our combined statements of comprehensive income (loss). This program was substantially completed as of March 31, 2024, with immaterial expenses expected in future years.

The following tables summarize restructuring charges recorded as a result of our restructuring programs for the periods presented:

	Years ended March 31,		Incurred since inception
GEAR Up restructuring costs	2024	2023
Employee severance and related expenses	$6,056	$—	$6,056
Professional fees	1,720	—	1,720
Right-of-use asset impairments	129	—	129
Impairment on technology assets	306	—	306
Other	68	—	68
Total	$8,279	$—	$8,279

	Years ended March 31,		Incurred since inception
Cost reduction and earnings improvement program	2024	2023
Other asset impairments	$—	$5,220	$5,220
Employee severance and related expenses	614	4,565	5,179
Right-of-use asset and related expenses	3,825	1,172	4,997
Impairment on technology assets	—	671	671
Contract termination costs	1,165	—	1,165
Total	$5,604	$11,628	$17,232
The tables below present a roll forward of our accruals or (deposits) related to GEAR Up, which are included in Accounts payable, Other current liabilities, or Other current assets:

GEAR Up	Balance as of March 31, 2023	Charges	Payments	Balance as of March 31, 2024
Employee severance and related expenses	$—	$6,056	$(657)	$5,399
Professional fees	—	1,720	(2,688)	(968)
Other	—	68	(61)	7
Total	$—	$7,844	$(3,406)	$4,438

Cost reduction and earnings improvement program	Balance as of March 31, 2023	Charges	Payments	Balance as of March 31, 2024
Employee severance and related expenses	$5,225	$614	$(4,835)	$1,004
Total	$5,225	$614	$(4,835)	$1,004
14. Employee Benefit Plans
Defined Benefit Plan
Certain of our employees participate in a defined benefit plan sponsored by Vista Outdoor (the “Plan”), which include participants of other Vista Outdoor operations that are accounted for by Vista Outdoor in accordance with accounting guidance for defined benefit pension plans. Accordingly, net periodic pension expense for our employees is allocated to us based upon the number of our participants in the Plan and reported in the combined statements of comprehensive income (loss). We do not record an asset or liability to recognize the funded or unfunded status of the Plan. Net periodic pension expense for these employees is recorded within cost of sales and selling, general and administrative expenses in the combined statements of comprehensive income (loss). During the fiscal years ended March 31, 2024, 2023, and 2022, pension cost allocated to us was immaterial in all periods.
Vista Outdoor’s net periodic pension expense and obligations are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and long-term return on plan assets, retirement rates, mortality rates and other factors. Vista Outdoor’s selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions. Actual results that differ from Vista

Outdoor’s assumptions are accumulated and amortized over future periods and, therefore, generally affect Vista Outdoor’s recognized expense in such future periods. While Vista Outdoor management believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect Vista Outdoor’s net periodic pension expense and obligations. Furthermore, the assumptions used by Vista Outdoor may not be indicative of assumptions which we would have made on a standalone basis.
Share-Based Compensation
Total share-based compensation cost and the associated income tax benefits recognized in the combined statements of comprehensive income (loss) were as follows:
Of the total share-based compensation cost recognized in the fiscal years ended March 31, 2024, 2023, and 2022, $4,243, $4,174, and $3,907, respectively, related directly to our employees, and $949, $9,107 and $8,730, respectively, related to allocations of Vista Outdoor’s corporate and shared employee share-based compensation expenses.
At March 31, 2024, there are no share-based compensation arrangements for our employees that have not been recognized. This amount will be recognized in expense over a weighted-average period of 0 years.
15. Income Taxes
Income (loss) before income taxes is as follows:

	Years ended March 31,
	2024	2023	2022
Current:
U.S.	$(266,337)	$(372,011)	$100,927
Non-U.S.	1,597	6,169	1,495
Income (loss) before income taxes	$(264,740)	$(365,842)	$102,422
Our income tax (provision) benefit consists of:

	Years ended March 31,
	2024	2023	2022
Current:
Federal	$4,490	$(7,362)	$(7,188)
State	3,445	(1,034)	(7,647)
Non-US	(836)	(2,367)	(1,043)
Deferred:
Federal	20,611	34,810	(7,922)
State	(5,467)	4,002	(470)
Non-US	215	1,132	225
Income tax (provision) benefit	$22,458	$29,181	$(24,045)

The items responsible for the differences between the federal statutory rate and our effective rate are as follows:

	Years ended March 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal impact	2.2%	0.8%	4.0%
Nondeductible goodwill impairment	(1.7)%	(15.3)%	—%
Change in tax contingency	1.8%	(0.4)%	0.4%
Valuation allowance	(14.3)%	—%	—%
Foreign Derived Intangible Income (FDII)	—%	—%	(3.1)%
Other	(0.5)%	1.9%	1.2%
Effective income tax rate	8.5%	8.0%	23.5%
The effective tax rate for the current year differs from the federal statutory rate of 21% primarily due to the impact of the change in valuation allowance.
The current year increase in the effective tax rate as compared to the prior fiscal year is primarily due to a smaller current year change of nondeductible impairment of goodwill offset by the impact for establishing the valuation allowance resulting in a slightly higher year over year effective tax rate.
Deferred income taxes arise because of differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences between the carrying amounts of assets and liabilities are classified in the combined financial statements of financial position as non-current assets or liabilities. As of March 31, 2024 and 2023, the components of deferred tax assets and liabilities were as follows:

	March 31,
	2024	2023
Deferred tax assets:
Inventories	$11,951	$12,925
Property, plant, equipment	11,557	—
Accounts receivable	4,096	4,170
Accruals for employee benefits	2,216	4,576
Other reserves	3,304	2,488
Loss and credit carryforwards	17,017	7,053
Nondeductible interest	1,167	1,076
Operating lease liabilities	21,833	24,535
Other	850	1,173
Total deferred tax assets	73,991	57,996
Valuation allowance	(41,255)	(51)
Total net deferred assets	32,736	57,945
Deferred tax liabilities:
Intangible assets	(25,326)	(54,884)
Property, plant, and equipment	—	(7,505)
Operating lease assets	(20,165)	(23,233)
Total deferred tax liabilities	(45,491)	(85,622)
Net deferred income tax liabilities	$(12,755)	$(27,677)
In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the impairment charges in the current year, we are in a cumulative loss position for the three year period ending March 31, 2024. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation allowance is required. Considering the weight of all available positive and negative evidence, we do not believe the positive evidence overcomes the negative evidence of our cumulative loss position. Therefore, we have established a valuation allowance of $41,204 during the current year for a total valuation allowance of $41,255 at March 31, 2024.

As of March 31, 2024, there are federal and state net operating loss and credit carryovers of $8,144, which, if unused, will expire in years March 31, 2025 through March 31, 2044 and $8,873 that may be carried over indefinitely. The carryforwards presented above are net of any applicable uncertain tax positions. The carryforwards expiring in fiscal year 2025 are not material.
We have outside basis differences from foreign subsidiaries for which no deferred tax liability has been recorded, as we intend to indefinitely reinvest these balances. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference for these indefinitely reinvested undistributed earnings is not practicable.
Income taxes paid, net of refunds, totaled $1,084 and $647 in fiscal years 2024 and 2023, respectively.
As of March 31, 2024 and 2023, unrecognized tax benefits, including interest and penalties, that have not been recorded in the financial statements amounted to $9,039 and $13,120, respectively. Of these amounts, inclusive of interest and penalties,$7,379 and $11,673, for fiscal years 2024 and 2023, respectively, would affect the effective tax rate. It is expected that a $0 reduction of the liability for unrecognized tax benefits will occur in the next 12 months.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years ended March 31,
	2024	2023	2022
Unrecognized Tax Benefits—beginning of period	$11,053	$9,907	$9,940
Gross increases—tax positions in prior periods	—	—	152
Gross decreases—tax positions in prior periods	—	—	—
Gross increases—current-period tax positions	806	1,146	3,283
Gross decreases—current-period tax positions	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(5,176)	—	(3,468)
Unrecognized Tax Benefits—end of period	$6,683	$11,053	$9,907
We report income tax-related interest income within the income tax provision. Penalties and tax-related interest expense are also reported as a component of the income tax provision. As of March 31, 2024 and 2023, $1,020 and $892 of income tax-related interest and $1,337 and $1,175 of penalties were included in accrued income taxes, respectively. As of March 31, 2024, 2023, and 2022, our current tax provision included $1,030, $873, and $443, respectively, of expense related to interest and penalties.
16. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $166,941. See Note 4, Leases.
As of March 31, 2024, we have known purchase commitments of $127,552 which are defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction.
The debt and related interest expense of Vista Outdoor has not been allocated to us, wholly or in part, for any of the periods. See Note 2, Significant Accounting Policies, for additional information. As of March 31, 2024, Vista Outdoor had outstanding long-term debt of $720,000 through its 2022 ABL Revolving Credit Facility (“ABL Facility”) and 4.5% Senior Notes (“Notes”). We and our domestic subsidiaries, together with substantially all domestic subsidiaries of Vista Outdoor, guarantee on a secured basis, jointly and severally and fully and unconditionally, the ABL Facility of Vista Outdoor. Under the Notes obligation, we, together with Vista Outdoor’s existing and future domestic subsidiaries that guarantee the ABL Facility or other indebtedness in an aggregate principal amount in excess of $75,000, fully and unconditionally guarantees, jointly and severally, the Notes. The ABL Facility matures on March 31, 2026 and the Notes mature in 2029.
Litigation
From time-to-time, we are subject to various legal proceedings, including lawsuits, which arise out of, and, are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our operating results, financial position, or cash flows.
17. Related Party Transactions
The combined financial statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. The following discussion summarizes activity between us and Vista Outdoor.
Allocation of General Corporate Expenses
The combined statements of comprehensive income (loss) include expenses for certain centralized functions and other programs provided and administered by Vista Outdoor that are charged directly to us. In addition, for purposes of preparing the combined financial statements on a carve-out basis, we have allocated a portion of Vista Outdoor total corporate expense to us. See Note 2, Significant Accounting Policies, for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.
Related Party Sales
For the fiscal years ended March 31, 2024, 2023, and 2022, we sold products to other Vista Outdoor businesses in the amount of $15,423, $17,502 and $15,767, respectively, which are included in net sales in the combined statements of comprehensive income (loss).
Share-Based Compensation
Total share-based compensation consists of the following:

	Years ended March 31,
	2024	2023	2022
Total share-based compensation expense (included in selling, general, and administrative)	$5,192	$13,281	$12,637
Income tax benefits related to share based compensation	305	1,422	1,715
Net Transfers To and From Vista Outdoor
Net transfers (to) from Parent are included within Parent Company Investment on the combined statements of parent company equity. The components of the net transfers (to) from Vista Outdoor for the years ended March 31, 2024, 2023, and 2022 are as follows:

	Years ended March 31,
	2024	2023	2022
General financing activities	$(188,648)	$682,747	$543,714
Corporate allocations	71,374	35,773	50,094
Share-based compensation	5,192	13,281	12,637
Total net transfers (to) from Parent	$(112,082)	$731,801	$606,445
18. Operating Segment Information
During the fourth quarter of fiscal year 2024, we changed the names of our reportable segments. The segment name changes did not result in any change to the compositions of our reportable segments and therefore did not result in any change to historical results. We are currently organized into three operating and reportable segments, based on how our chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and makes decisions:
•Revelyst Outdoor Performance primarily consists of our outdoor cooking, fishing, outdoor accessories and technical gear and apparel brands. The primary products of this segment include waders, sportswear, outerwear, footwear and fishing tools and accessories, performance optics, outdoor accessories and outdoor cooking equipment.
•Revelyst Adventure Sports primarily consists of our protective gear and apparel, footwear, hydration and e-mobility brands. The primary products of this segment include motocross, mountain biking, cycling and snow sports protection and accessories, as well as bike hydration packs and water bottles and e-bikes.
•Revelyst Precision Sports Technology primarily consists of our golf technology brands. The primary products of this segment include high-performance golf GPS devices, laser rangefinders and launch monitors.

Our CODM relies on internal management reporting that analyzes our operating segments' operating income. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability. As segment assets are not reported to or used by the CODMs to measure business performance or allocate resources, total segment assets are not presented below.
No customer contributed more than 10% of sales during fiscal years 2024 or 2023. Walmart contributed 10% in fiscal year 2022.
Our sales to foreign customers were $335,540, $391,486, and $329,791 in fiscal years 2024, 2023, and 2022, respectively. During fiscal year 2024, approximately 14% of these sales were in Revelyst Outdoor Performance, 71% were in Revelyst Adventure Sports and 15% were in Revelyst Precision Sports and Technology. Sales to no individual country outside the U.S. accounted for more than 5% of our sales in fiscal years 2024, 2023, and 2022.
The following table contains information used to evaluate our operating segments for the periods presented below:

	Year ended March 31, 2024
	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$465,294	$607,711	$235,854	$1,308,859	$—	$1,308,859
Gross profit	107,511	161,674	104,037	373,222	—	$373,222

Operating income (loss)	$(2,590)	$(7,864)	$39,061	$28,607	$(291,476)	$(262,869)
Other expense, net					(1,988)	(1,988)
Interest income, net					117	117
Income (loss) before income taxes	$(2,590)	$(7,864)	$39,061	$28,607	$(293,347)	$(264,740)

Capital expenditures	$3,140	$9,595	$1,284	$14,019	$—	$14,019
Depreciation and amortization	22,844	36,513	10,320	69,677	776	70,453

	Year ended March 31, 2023
	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$477,986	$625,567	$235,825	$1,339,378	$—	$1,339,378
Gross profit	105,446	168,878	111,995	386,319	(9,528)	376,791

Operating income (loss)	$(1,575)	$7,305	$55,348	$61,078	$(429,217)	$(368,139)
Other income, net					2,124	2,124
Interest income, net					173	173
Income (loss) before income taxes	$(1,575)	$7,305	$55,348	$61,078	$(426,920)	$(365,842)

Capital expenditures	$4,247	$7,976	$649	$12,872	$—	$12,872
Depreciation and amortization	22,299	30,370	10,159	62,828	55	62,883

	Year ended March 31, 2022
	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$579,687	$556,745	$186,065	$1,322,497	$—	$1,322,497
Gross profit	154,568	156,312	88,567	399,447	(1,991)	397,456

Operating income (loss)	$58,530	$54,528	$51,436	$164,494	$(62,073)	$102,421
Interest income, net					1	1
Income (loss) before income taxes	$58,530	$54,528	$51,436	$164,494	$(62,072)	$102,422

Capital expenditures	$5,616	$7,337	$146	$13,099	$—	$13,099
Depreciation and amortization	16,805	17,847	5,239	39,891	2,046	41,937
(a) includes corporate general and administrative expenses of $64,223, $52,422, and $49,327 for the fiscal years 2024, 2023, and 2022, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODMs. Reconciling items in fiscal year 2024 included goodwill and intangibles impairment of $220,070, post-acquisition compensation expense of $1,328 allocated from the businesses acquired and change in the estimated fair value of the contingent consideration payable of $5,855. Reconciling items in fiscal year 2023 included inventory fair value step-up expenses related to the Fox Racing and Simms acquisitions of $9,528, goodwill and intangibles impairment of $374,355, restructuring expense of $8,209, transition expense of $4,960, post-acquisition compensation expense of $6,863 allocated from the businesses acquired, and non-cash income for the change in the estimated fair value of the contingent consideration payable of $(27,120) related to our acquisitions. Reconciling items in fiscal year 2022 included inventory fair value step-up expenses related to the Stone Glacier and Foresight acquisitions of $1,991, transition expense of $1,034, post-acquisition compensation expense of $8,987 allocated from the businesses acquired, and non-cash expense for the change in the estimated fair value of the contingent consideration payable of $734 related to our QuietKat acquisition.
Sales, net exclude all intercompany sales between all reporting segments, which were not material for any of the fiscal years presented.
19. Subsequent Event
On May 1, 2024, we completed the divestiture of the RCBS brand. This business was part of The Revelyst Outdoor Performance reportable segment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report on management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report regarding the effectiveness of our internal controls over financial reporting of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B.    OTHER INFORMATION
Regulation S-K, Item 408(a) disclosure: During the fiscal quarter ending March 31, 2024, no officer of the Company has adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Information regarding our Audit Committee, including the Audit Committee's financial expert will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
We have not yet adopted an insider trading policy or a code of business ethics. We intend to adopt both an insider trading policy and a code of business ethics in connection with the closing of the Transaction. The insider trading policy will be applicable to our directors, officers, employees and certain other covered individuals and is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the NYSE. The code of business ethics will apply to all of our directors, officers and employees.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding the compensation of our named executive officers will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Information regarding compensation of our directors will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Information regarding the compensation committee interlocks will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of certain beneficial owners and management will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Information regarding the securities authorized for issuance under equity compensation plans will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Information about director independence will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the financial statements included in Item 8 of Part II of this Annual Report:
2.     Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.
3.     Exhibits
The following exhibits with an exhibit number followed by an asterisk (*) are filed electronically with this report. All other exhibits listed below are incorporated by reference from the document listed.

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1	+
Agreement and Plan of Merger, dated as of October 15, 2023, among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and, solely for the purposes of specific provisions therein, CZECHOSLOVAK GROUP a.s. (included as Annex A to the proxy statement/prospectus which is a part of the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

2.2	+
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 27, 2024, by and among Vista Outdoor Inc., Revelyst, Inc. CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.1 to the Form 425, filed on May 28, 2024 (File No. 001-41793).

2.3	+
Amendment No. 2 to Agreement and Plan of Merger, dated as of June 23, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.1 to the Form 425, filed on June 24, 2024 (File No. 001-36597).

2.4	+
Separation Agreement, dated as of October 15, 2023, by and between Vista Outdoor Inc. and Revelyst, Inc. (included as Annex B to the proxy statement/prospectus which is a part of the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

2.5	#
Employee Matters Agreement, dated as of October 15, 2023, by and between Vista Outdoor Inc. and Revelyst, Inc. (included as Annex C to the proxy statement/prospectus which is a part of the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

2.6	+
Stock Purchase Agreement, dated as of September 9, 2021, by and among Vista Outdoor Inc., the Seller Guarantors named therein, the Sellers named therein, WAWGD, Inc. (d/b/a Foresight Sports, Inc.), WAWGD NEWCO, Inc. and Fortis Advisors LLC, as Seller Representative (included as Exhibit 2.4 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

2.7	+
Share Purchase Agreement, dated as of June 30, 2022, by and among Fox Parent Holdings, LLC, Fox (Parent) Holdings, Inc., Vista Outdoor Operations LLC and Vista Outdoor Inc. (solely in its capacity as a guarantor) (included as Exhibit 2.5 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

Exhibit Number		Description of Exhibit (and document from which incorporated by reference, if applicable)
2.8	+
Agreement and Plan of Merger, dated as of July 22, 2022, by and among Vista Outdoor Operations LLC, Trophy Merger Sub, LLC, Simms Fishing Products LLC, Shareholder Representative Services LLC, as the Equityholder Representative and Vista Outdoor Inc. (solely in its capacity as a guarantor) (included as Exhibit 2.6 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

3.1		Form of Amended and Restated Certificate of Incorporation of Revelyst, Inc. (included as Exhibit 3.1 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
3.2		Form of Amended and Restated Bylaws of Revelyst, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
4.1	^	Common Stock Certificate of Revelyst, Inc. issued to Vista Outdoor Inc.
4.2	^	Description of Common Stock
10.1	+
Form of Transition Services Agreement between Vista Outdoor Inc. and Revelyst, Inc. (included as Annex D to the proxy statement/prospectus which is a part of the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

10.2	+
Form of Subscription Agreement between Vista Outdoor Inc. and CSG Elevate II Inc. (included as Annex E to the proxy statement/prospectus which is a part of the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

10.3	#	Form of Revelyst, Inc. Stock Incentive Plan (included as Exhibit 10.2 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
10.4	#	Form of Revelyst, Inc. Employee Stock Purchase Plan (included as Exhibit 10.3 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
10.5	#	Form of Revelyst, Inc. Income Security Plan (included as Exhibit 10.4 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
10.6	#	Form of Revelyst, Inc. Executive Severance Plan (included as Exhibit 10.5 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
10.7	#
Employment Agreement, dated as of July 20, 2023, by and between Vista Outdoor Inc. and Eric Nyman (included as Exhibit 10.6 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.
32	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial statements from the Revelyst Business’s Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) combined Balance Sheets, (ii) combined Statements of Comprehensive Income (Loss), (iii) combined Statements of Cash Flows, (iv) combined Statements of Parent Company Equity, and (v) Notes to the combined Financial Statements, tagged as blocks of text and including detailed tags.

104	*	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
* Filed herewith.
^ Furnished herewith
+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Revelyst agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that Revelyst may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
# Indicates a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELYST, INC.

Date: June 28, 2024	By:	/s/ Andrew Keegan
	Name:	Andrew Keegan
	Title:	Chief Financial Officer
________________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on June 28, 2024.

Signature	Title

Principal Executive Officer

/s/ Eric Nyman	President and Chief Executive Officer
Eric Nyman

Principal Financial and Accounting Officer

/s/ Andrew Keegan	Chief Financial Officer
Andrew Keegan

Directors

/s/ Andrew Keegan	Director
Andrew Keegan

/s/ Jung Choi	Director
Jung Choi