Form 10-K/A
period 2024-03-31
Revelyst, Inc.
filed 2024-07-29
CIK 1943705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements.  ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 1, 2024, there were 1,000 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2024 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended March 31, 2024. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the filing of the Original Filing. Certain capitalized terms used and not otherwise defined in this Amendment have the meanings given to them in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including in this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxely Act of 2002. Item 15 of Part IV has also been amended and restated to reflect the filing of these new certifications. We are not including new certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

As previously announced, on October 15, 2023, Vista Outdoor Inc. entered into that certain (a) Agreement and Plan of Merger (as amended, restated, supplemented or otherwise modified from time to time, the "Merger Agreement") among Vista Outdoor Inc. (“Vista Outdoor”), Revelyst, Inc., a Delaware corporation ("Revelyst"), CSG Elevate II Inc., a Delaware corporation, CSG Elevate III Inc., a Delaware corporation, and, solely for purposes of the Guarantor Provisions (as defined therein), CZECHOSLOVAK GROUP a.s., a joint stock company incorporated under the laws of the Czech Republic (“CSG”), and (b) Separation Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Separation Agreement”) between Vista Outdoor and Revelyst. Pursuant to the Merger Agreement, the Separation Agreement and the Ancillary Agreements (as defined in the Separation Agreement), the Revelyst segment of Vista Outdoor and The Kinetic Group segment of Vista Outdoor will be separated into two companies, with Revelyst becoming an independent, publicly traded company and The Kinetic Group becoming wholly owned by CSG (the “Separation” and, collectively with the other transactions contemplated by the Merger Agreement, the Separation Agreement and the Ancillary Agreements, the “Transactions”). The closing of the Transactions (the “Closing”) is subject to the satisfaction or waiver of certain closing conditions, including receipt of stockholder approval, and is expected to occur in calendar year 2024.
Unless otherwise indicated, in this 10-K/A, the “Company” and “Revelyst” refer to Revelyst, Inc., which is a shell company with no operations and "our", "we" and “us” refers to the Revelyst Business.

FORWARD-LOOKING STATEMENTS
This Amendment contains “forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are based on management's current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The Company cautions you not to place undue reliance on any forward-looking statements. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from expectations described in such forward-looking statements, including those discussed in Item 1A of the Original Filing, and as updated by any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K the Company files with the SEC. All dollar amounts are presented in thousands except per share data and unless otherwise indicated.

Glossary and Acronyms
“Closing” means the closing of the Transactions.
“Closing Date” means the date on which the Closing actually occurs.
“Effective Time” means the time the Transactions become effective.
“Employee Matters Agreement” means that certain Employee Matters Agreement, dated as of October 15, 2023, by and between Vista Outdoor and Revelyst, as may be amended from time to time, a copy of which is attached as an exhibit to this Amendment.
“Internal Transactions” means the series of internal transactions which Vista Outdoor and certain of Vista Outdoor’s subsidiaries will engage in pursuant to the terms of the Separation Agreement to separate the Revelyst Business from the Sporting Products Business.
“Merger” means the merger of Merger Sub with and into Vista Outdoor, with Vista Outdoor surviving the merger as a wholly owned subsidiary of Merger Sub Parent.
“Merger Agreement” means that certain Agreement and Plan of Merger, dated as of October 15, 2023, among Vista Outdoor, Revelyst, Merger Sub Parent, Merger Sub and, solely for the purposes of specific provisions therein, CSG, as may be amended from time to time, copies of which are attached as Exhibits 2.1, 2.2, and 2.3.
“Revelyst” means Revelyst, Inc., a Delaware corporation, and is used interchangeably with “Revelyst Inc.”.
“Revelyst Board” means the board of directors of Revelyst.
“Revelyst Business” means the businesses and operations of the Revelyst Outdoor Performance, Revelyst Adventure Sports and the Revelyst Precision Sports Technology reportable segments of Vista Outdoor, (formerly, the “Outdoor Products Business” or “Outdoor Products Segment” of Vista Outdoor).
“Revelyst Conversion Ration” means a fraction, the numerator of which is the Vista Outdoor Pre-Closing Stock Price, and the denominator of which is the opening price per share of Revelyst shares, trading on the NYSE on the date of the Closing (or, if the date of the Closing is not a trading day on the NYSE, on the first trading day following the date of the Closing.
“Separation” means (a) the separation of the Revelyst Business from the Sporting Products Business pursuant to the Internal Transactions and the other separation-related actions to be taken pursuant to the Separation Agreement and (b) the Contribution (as defined in the Separation Agreement).
“Separation Agreement” means that certain Separation Agreement, dated as of October 15, 2023, by and between Vista Outdoor and Revelyst, as may be amended from time to time, a copy of which is attached as Exhibit 2.4.
“Sporting Products Business” means the businesses and operations of Vista Outdoor prior to the Effective Time, other than the Revelyst Business.
“Transaction” or “Transactions” means the transactions contemplated by the Merger Agreement and the other Transaction Documents, including the Separation and the Merger.
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
“Vista Outdoor” means Vista Outdoor Inc., a Delaware corporation.
“Vista Outdoor Board” means the board of directors of Vista Outdoor.
“Vista Outdoor Pre-Closing Stock Price” means the closing price per share of Vista Outdoor shares trading during the last full trading session immediately before the date of the Closing.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Executive Officers
The following table and accompanying narrative presents information regarding each individual who is expected to serve as an executive officer of Revelyst following the Closing, including employment history. Each Revelyst executive officer identified below is currently an executive officer (other than Joyce Butler) and employee of Vista Outdoor but will cease to hold such position upon the Closing.

Name	Age	Expected Position with Revelyst
Eric C. Nyman	52	Chief Executive Officer
Andrew J. Keegan	40	Chief Financial Officer
Y. Jung Choi	42	General Counsel & Corporate Secretary
Joyce A. Butler	53	Chief Human Resources Officer
Eric Nyman. Mr. Nyman currently serves as the Chief Executive Officer of Revelyst and has served as Co-Chief Executive Officer of Vista Outdoor since December 2023, and as the Chief Executive Officer of the Outdoor Products Segment of Vista Outdoor since August 2023. Mr. Nyman has more than 30 years in the consumer products industry, and is a passionate outdoor and sporting enthusiast. Prior to joining Vista Outdoor in 2023, Mr. Nyman most recently served as President and Chief Operating Officer of Hasbro Inc. In addition to serving as President and COO (2022-2023), over his 19+ year tenure at Hasbro, Mr. Nyman served in various other roles, including Chief Consumer Officer and Chief Operating Officer of Hasbro Consumer Products (2020-2022), President of Hasbro North America (2018-2020), and General Manager and Senior Vice President of Marketing in addition to other roles. Mr. Nyman also previously worked for the outdoor apparel and footwear brand Timberland, where he gained experience in the outdoor industry, serving in brand management and marketing roles. Prior to that, he spent several years at LEGO. Mr. Nyman currently serves on the Virginia Wesleyan University Board of Trustees and previously sat on the Board of the Roger Williams Park Historical Foundation. Mr. Nyman received a Bachelor of Arts (summa cum laude) from Virginia Wesleyan University and a Master of Business Administration from Carroll School of Management at Boston College. Mr. Nyman has also received a certificate in Sustainable Capitalism and ESG from Berkley Law Executive Education.
Andrew J. Keegan. Mr. Keegan currently serves as the Chief Financial Officer of Revelyst and has served as Chief Financial Officer of Vista Outdoor since 2023, Mr. Keegan served as the Vice President and Chief Financial Officer (Interim) of Vista Outdoor from 2022 to 2023, Vice President of Corporate FP&A and Treasury for Vista Outdoor from 2020 to 2022; CFO of Vista Outdoor’s Ammunition Business unit from 2017 to 2020; Vice President of Corporate Accounting for Vista Outdoor from 2015 to 2017; and held increasing roles of responsibility within the finance department at ATK prior to Vista Outdoor’s spin-off. Mr. Keegan began his career with Deloitte, where he was employed from 2006 to 2012, and joined Vista Outdoor’s predecessor, ATK, in 2012. Mr. Keegan has undergraduate degrees in Accounting and Management from St. John’s University and has more than 15 years of experience in finance, accounting and treasury. Mr. Keegan also serves on the Board of Directors of the Vista Outdoor Foundation.

Jung Choi. Ms. Choi currently serves as Vice President, General Counsel and Corporate Secretary of Revelyst and has served as Co-General Counsel and Corporate Secretary of Vista Outdoor since December 2023, and as General Counsel and Corporate Secretary of the Outdoor Products Segment of Vista Outdoor since October 2023. Ms. Choi has over 15 years of diversified legal experience at publicly traded companies and in private practice. Prior to joining Vista Outdoor, Ms. Choi most recently served as General Counsel and Secretary of Boxed, Inc. (April 2022 to September 2023), the New York-based e-commerce grocery platform that sells bulk consumables and licenses its e-commerce software to enterprise retailers. Before Boxed, Inc., Ms. Choi held senior roles at Stanley Black & Decker, Inc. (August 2018 to April 2022), a diversified global provider of hand and power tools and industrial applications, and at Bristol-Myers Squibb, a global biopharmaceutical company. Ms. Choi began her legal career as a corporate associate at Davis Polk & Wardwell LLP in New York and Hong Kong. She received her J.D., cum laude, from Georgetown University Law Center, and her B.A. in Political Science and International Studies, cum laude, from Yale University.

Joyce Butler. Ms. Butler has served as Chief Human Resources Officer of Revelyst since December 2023. Prior to being appointed Chief Human Resources Officer, Joyce Butler served as Chief Human Resources Officer for Avid Technology Inc. from January 2022 to December 2023. Before Avid, Ms. Butler worked in various human resources and talent management roles for PTC (February 2020 to January 2022), Unispace (August 2019 to February 2020), Hasbro (February 2013 to August 2019), Lifespan (November 2004 to February 2013) and more. Ms. Butler received her Bachelor of Science degree in Hospitality Sales and Meeting Management from Johnson and Wales University and her Master of Science in Training and Development from Lesley University.

Board of Directors

Currently, Andrew Keegan and Jung Choi serve as the Directors of Revelyst, Inc. For more information on the employment history and qualifications see - Executive Officers - Andrew Keegan and Executive Officers - Jung Choi, for their respective bios. Following the Closing, it is expected that Mr. Keegan and Ms. Choi will cease being the Directors of Revelyst.

The following table and accompanying narrative presents information regarding the individuals who are expected to serve on the Revelyst Board following the Closing and until their respective successors are duly elected and qualified, including a five-year employment history and any directorships held by the Revelyst directors in public companies. Each of the following individuals currently serves as a director on the Vista Outdoor Board but will cease to hold such position upon the Closing.

Name	Age	Position
Michael Callahan	74	Director
Gerard Gibbons	57	Director
Bruce Grooms	66	Director
Gary L. McArthur	64	Director & Chairman of the Board
Eric C. Nyman	51	Director & Chief Executive Officer
Michael D. Robinson	58	Director
Robert M. Tarola	74	Director
Lynn M. Utter	61	Director

Michael Callahan. Mr. Callahan currently serves as the Chair of the Vista Outdoor Board. Since 2008, Mr. Callahan has served as the President and Chief Executive Officer of Aspen Partners, a Utah-based consultant to the outdoor sporting industry. From 1990 until 2008, Mr. Callahan served in various merchandising, marketing, management and senior executive positions with Cabela’s, Inc., a specialty retailer of hunting, fishing, boating, camping, shooting and related outdoor recreation merchandise, most recently as Senior Vice President Business Development & International Operations. Prior to joining Cabela’s, Inc., Mr. Callahan spent 15 years working in the outdoor recreation industry. Revelyst believes that Mr. Callahan’s experience serving on the Vista Outdoor Board and his operational, marketing and leadership experience gained through various senior positions in the sporting goods and outdoor industry provide him with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Gerard Gibbons. Mr. Gibbons holds an MBA from the W.P. Carey School of Business at Arizona State University and a BBA with a concentration in Marketing from Howard University. Mr. Gibbons previously spent over 30 years with United Parcel Services (“UPS”) in a variety of commercial roles of increasing responsibility. In 2008, he accepted the assignment as President of U.S. Sales, responsible for UPS’s most profitable small and medium business customer segment. He was later assigned the role of President of U.S. and SMB Marketing, a position he held until his retirement from UPS in 2021. Mr. Gibbons currently serves on the boards of Vista Outdoor, two private equity portfolio companies and Big Brothers/Big Sisters of Metro Atlanta. Revelyst believes that Mr. Gibbons’s business, operational and management expertise, including his experience serving on the boards of Vista Outdoor and other companies, as well as his extensive experience serving in leadership roles at UPS, provide him with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Bruce E. Grooms. Mr. Grooms has brought extensive senior-level executive experience in both the private sector and the U.S. Navy since his appointment to the Vista Outdoor Board in July 2022. Mr. Grooms is a retired Navy Vice Admiral with over 30 years of successful executive leadership. Mr. Grooms is currently the Vice President and General Manager of the Marine Services Division for Delphinus Engineering, a privately held company that specializes in ship repair and maintenance. Prior to working at Delphinus Engineering, he was a Vice President at Raytheon Technologies Corp., heading up all business development activities in support of the Navy and Marine Corps Programs. Until 2015, Mr. Grooms served as a career submarine officer and served as the Commandant of the U.S. Naval Academy. Mr. Grooms has served on non-profit boards and is currently serving as an independent director on the boards of Vista Outdoor and Emcore Corporation, a publicly traded technology company in the aerospace and defense industry. Revelyst believes that Mr. Grooms’s experience serving on the boards of Vista Outdoor and other companies and his extensive leadership, corporate governance and industry experience provide him with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Eric Nyman. For Mr. Nyman’s biography, see “— Executive Officers”. Revelyst believes that Mr. Nyman’s extensive public company, business leadership and management experience in the consumer products industry, including his experience serving in leadership roles at Vista Outdoor and Hasbro and his experience as a director of Vista Outdoor, provide him with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Gary L. McArthur. Mr. McArthur served as the Interim Chief Executive Officer for Vista Outdoor from February 2023 to December 2023. Prior to his role as Interim Chief Executive Officer of Vista Outdoor, Mr. McArthur served as Executive Vice President and Chief Financial Officer of CH2M Hill, an engineering company that provides consulting, design and operations services, from 2014 to 2018. Prior to joining CH2M Hill, he worked more than 15 years for Harris Corporation, an international communications and information technology company serving government and commercial markets, where he most recently served as Senior Vice President and Chief Financial Officer. Mr. McArthur has also been associated with Nextel Communications, Inc., Lehman Brothers, Inc. and Deloitte & Touche LLP and served on the boards of Terion, Inc. and Live TV Co. Ltd. Mr. McArthur is also a Certified Public Accountant and Chartered Global Management Accountant and is currently serving as a board member on the Vista Outdoor Board and the University of Utah David Eccles School of Business Advisory Board. Revelyst believes that Mr. McArthur’s business, operational, financial and management expertise, including his experience serving as Chief Financial Officer of CH2M Hill and Harris Corporation and as a director of Vista Outdoor, Terion, Inc. and Live TV Co. Ltd., as well as his financial experience as a Certified Public Accountant and Chartered Global Management Accountant, provide him with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Michael D. Robinson. Since 2019, Mr. Robinson has been employed as the Executive Vice President of Retail Solutions and Founding Member for The Eighth Notch (aka T8N). T8N is an VC-backed startup in the sustainable last-mile delivery space for e-commerce companies. Previously, Mr. Robinson was employed as the Executive Vice President - Customer Experience, Product Management and Digital Revenue at Macy’s Inc. from 2015 to 2018 and was the Senior Vice President - Digital Technology at Macy’s Inc. from 2010 to 2015. Macy’s Inc. is an omni-channel retail organization that operates stores, websites and mobile applications that sells a range of merchandise, including apparel and accessories for men, women and children, cosmetics, home furnishings and other consumer goods. Before joining Macy’s Inc., Mr. Robinson was the Vice President - IT Strategy, Business Planning and Global Corporate Systems Development from 2005 to 2010 at Gap, Inc., an American worldwide clothing and accessories retailer. Prior to his employment at Gap, Inc., he was the Associate Partner - Distribution Sector - Retail and Biotech Industries at IBM Business Consulting Services, which is the professional services arm of IBM, from 2001 to 2005. Mr. Robinson also previously held roles at PricewaterhouseCoopers and Johnson & Johnson. Mr. Robinson currently serves on the Vista Outdoor Board. Revelyst believes that Mr. Robinson’s business, operational and management expertise, including his experience serving in leadership roles at Macy’s Inc. and Gap, Inc. and his experience as a director of Vista Outdoor, provide him with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Robert M. Tarola. Mr. Tarola has served since 2008 as the president of Right Advisory LLC, a financial consulting firm. Mr. Tarola served as a director of mutual funds sponsored by Franklin Resources, Inc., from 2004 to 2021 and was formerly board chair of XBRL International, Inc. and The American Kidney Fund. He is a member of the Board of Visitors for Temple University’s Fox School of Business, and is a past member of the Investor Advisory Group and the Standing Advisory Group of the Public Company Accounting Oversight Board. He served as Chief Financial Officer of W. R. Grace & Co. from 1999 to 2008, MedStar Health, Inc. from 1996 to 1999, The Howard University from 2009 to 2013, Southcoast Health System from 2014 to 2017, Little Company of Mary Healthcare in 2018, Covenant Health in 2019, and Good Shepherd Rehabilitation Network from 2023 to present. Prior to becoming a Chief Financial Officer, Mr. Tarola was a Partner with Price Waterhouse LLP (now PricewaterhouseCoopers). Mr. Tarola is a Certified Public Accountant and Chartered Global Management Accountant. Mr. Tarola is a graduate of the Fox School of Business of Temple University where he was the 2020 recipient of its Lifetime Achievement Award in Accountancy and has been named as one of its Top 100 graduates in its first 100 years. Revelyst believes that Mr. Tarola’s experience serving on the boards of Vista Outdoor and other companies and his extensive management experience and deep financial expertise provide him with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Lynn M. Utter. After leading exceptional B2B companies with iconic consumer brands for the past 35 years, Ms. Utter has transitioned fully to advisory work. In addition to serving as Chief Talent Officer (2018-2021) and Operating Partner (since 2017) for Atlas Holdings, LLC, Ms. Utter currently serves as an independent director for Vista Outdoor, Lincoln National Corporation and two privately held companies. Ms. Utter also previously served on the Board of WESCO Distribution. Ms. Utter’s career is grounded in distribution and supply chain excellence, with notable executive roles at Knoll, Coors and PepsiCo/Frito-Lay. Ms. Utter also moderates leadership seminars at The Aspen Institute and teaches in the University of Texas’

Executive Education program. Revelyst believes that Ms. Utter’s business, operational and management expertise, including her experience in leadership roles at Knoll, Coors and PepsiCo/Frito-Lay, as well as her experience serving on the boards of Vista Outdoor, Lincoln National Corporation, and WESCO Distribution provide her with the necessary experience, qualifications and skills to serve as a director of Revelyst.

Family Relationships
No family relationship exists among any of the individuals expected to serve as directors or executive officers of Revelyst.
Corporate Governance
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, as well as beneficial owners of more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of Company securities with the SEC. Directors, executive officers, and beneficial owners of more than 10% of the Company's common stock are required to furnish us with copies of these reports.
Prior to the Effective Time, the Company shall take all such steps as may be required to cause any acquisitions of Company common stock (including derivative securities with respect thereto) resulting from the Transactions by each individual who is subject to Section 16 of the Exchange Act with respect to Company to be exempt under Rule 16b-3 promulgated under the Exchange Act.
Code of Ethics
In connection with the Closing, Revelyst intends to adopt a written code of business ethics that is designed to deter wrongdoing and to promote, among other things:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely and understandable disclosure in reports and documents that Revelyst files with, or submits to, the SEC and in its other public communications;
•compliance with applicable governmental laws, rules and regulations;
•the prompt internal reporting of violations of the code of business ethics to an appropriate person or persons identified in the code; and
•accountability for adherence to the code of business ethics.

Communications with Directors

In connection with the Closing, Revelyst intends to establish certain processes by which stockholders and other interested third parties may communicate with non-management members of the Revelyst Board.

Committees of the Board of Directors

Upon Closing, Revelyst expects to have three standing committees: the Revelyst Audit Committee, Revelyst Nominating and Governance Committee, and Revelyst Management Development and Compensation Committee (“MDCC”), each expected to be composed solely of independent directors. Revelyst expects that, upon Closing, the members of the Revelyst Audit Committee will be Ms. Utter, Mr. Grooms, Mr. McArthur and Mr. Tarola.

Audit Committee Financial Expert

Messrs. McArthur and Tarola are expected to qualify as audit committee financial experts under the rules of the SEC.

Insider Trading Policies and Procedures
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

ITEM 11.    EXECUTIVE COMPENSATION
Executive Summary
Introduction

The following Compensation Discussion and Analysis (“CD&A”) relates to the historical compensation paid to or earned by Revelyst’s named executive officers while Revelyst was owned and operated by Vista Outdoor for the fiscal year ended March 31, 2024 (referred to as “fiscal year 2024”). Accordingly, except as otherwise indicated, the compensation and benefit programs discussed in this CD&A reflect those provided by Vista Outdoor to Revelyst’s named executive officers in fiscal year 2024 and do not necessarily reflect the compensation that Revelyst’s named executive officers will receive from Revelyst for their services on Revelyst’s behalf following the Closing, which will be determined based on the compensation policies, programs and procedures to be established by the Revelyst Board and the Revelyst MDCC. Vista Outdoor’s Management Development and Compensation Committee is referred to herein as the “Vista Outdoor MDCC.”

Revelyst’s identified named executive officers are: Eric Nyman, who currently serves as Co-Chief Executive Officer of Vista Outdoor and as Chief Executive Officer of Revelyst and is expected to serve as Chief Executive Officer of Revelyst following the Closing; Andrew J. Keegan, who currently serves as Chief Financial Officer of Vista Outdoor and as Chief Financial Officer of Revelyst and is expected to serve as Chief Financial Officer of Revelyst following the Closing; Jung Choi, who currently serves as Co-General Counsel and Corporate Secretary of Vista Outdoor and as Vice President, General Counsel and Corporate Secretary of Revelyst and is expected to serve as General Counsel and Corporate Secretary of Revelyst following the Closing; and Joyce Butler, who currently serves as, and following the Closing is expected to serve as, Chief Human Resources Officer of Revelyst. Under the circumstances, Revelyst only has four executive officers, and there are only four named executive officers.

The disclosure in this Compensation Discussion and Analysis section and in the Named Executive Officer Compensation Tables that follow describes several arrangements entered into in connection with the Transactions, certain of which (as indicated herein) are contingent upon the Closing. If the Closing does not occur, any such arrangements that are contingent upon the Closing will not be applicable.

Executive Compensation Philosophy and Governance

Vista Outdoor’s Executive Compensation Philosophy

The overall objective of Vista Outdoor’s executive compensation program is to align incentives with the primary goal of operating Vista Outdoor: to enhance long-term stockholder value. The program is intended to provide a competitive compensation package to Vista Outdoor’s executives to attract, motivate and retain a talented executive leadership group that is dedicated to the long-term interests of its stockholders. The Vista Outdoor pay philosophy is to attract the most talented executives and vest them with authority to execute the board-approved strategic and annual plans.

Executive compensation decisions by Vista Outdoor have been based on three fundamental principles:

Compensation Should be Performance-Based	Incentive compensation is designed to drive strong financial performance with the intent of creating long-term stockholder value. Executive compensation varies in relation to the Company's financial performance and stock price performance.

Compensation Should Align Executive and Stockholder Interests	Vista Outdoor will achieve the best results for its stockholders when its executives act and are rewarded as owners in the business.
A significant portion of our total executive pay opportunities comes through equity-based incentives.
Revelyst’s identified named executive officers, except for Ms. Butler, are required to retain at least 50% of the net shares (remaining after taxes are withheld) of Vista Outdoor common stock acquired as compensation through separation of service or until such named executive officer holds Vista Outdoor common stock having an aggregate market value equal to three to five times base salary.

Compensation Opportunities Should be Competitive to Attract and Retain Quality Talent
Vista Outdoor must offer a competitive total compensation package in order to attract and retain a talented executive leadership group. To ensure that it remains competitive and promotes executive retention, Vista Outdoor regularly reviews competitive market information for both direct and indirect compensation.

Total direct compensation (base salary, annual incentive, long-term incentive) is benchmarked annually against a company specific peer group as well as other third-party compensation surveys to ensure that Vista Outdoor’s executive compensation program is competitive.

Governance of the Executive Compensation Program at Vista Outdoor

The Vista Outdoor MDCC consists entirely of independent directors and was responsible for setting its compensation policies and approving the compensation paid to Vista Outdoor’s executive officers, including Revelyst’s identified named executive officers. The Vista Outdoor MDCC considers the advice and recommendations of members of the Vista Outdoor executive team in making its determinations regarding executive compensation. All compensation decisions, however, are made by the Vista Outdoor MDCC in its sole discretion. Vista Outdoor strives to ensure that its executive compensation program encompasses best practices in the market and good governance. This reduces risk and increases the alignment between the Vista Outdoor executive compensation program and the interests of the Vista Outdoor stockholders. In establishing its executive compensation program, the Vista Outdoor MDCC has adopted policies and practices that reflect good governance and best practices in the market. Revelyst expects its executive compensation program to include many, if not all, of the same best practices.

The Vista Outdoor MDCC has retained the services of an independent compensation consulting firm, FW Cook, to assist with its responsibilities. FW Cook reports only to the Vista Outdoor MDCC and the only services it provides to Vista Outdoor are pursuant to its engagement as an independent compensation consultant to the Vista Outdoor MDCC. As provided in its charter, the Vista Outdoor MDCC has the authority to determine the scope of FW Cook’s services and may terminate their engagement at any time. The Vista Outdoor MDCC reviewed FW Cook’s independence under SEC and NYSE rules and determined there was no conflict of interest. The consultant provides the Vista Outdoor MDCC with the objective information and expertise necessary to make informed decisions that are in the best long-term interests of the Vista Outdoor business and stockholders, and to keep the Vista Outdoor MDCC informed as to compensation trends and regulatory developments affecting public companies in general and those operating in Vista Outdoor’s industries.

Overview of Compensation Best Practices at Vista Outdoor

The Vista Outdoor MDCC regularly reviews executive compensation best practices and makes changes to Vista Outdoor’s programs as appropriate. Revelyst expects its executive compensation program to include many, if not all, of the same best practices. The Vista Outdoor program reflects best practices as follows:

What Vista Outdoor Does:		What Vista Outdoor Does Not Do:
Emphasize pay for performance to align executive compensation with our business strategy and promote creation of long-term stockholder value.	X	No excessive perquisites are provided to Vista Outdoor executives.
Seek direct feedback from its stockholders on its executive compensation practices and take that feedback into consideration when making compensation decisions.	X	No excessive supplemental retirement benefits.

Ensure that a significant portion of executive compensation is tied to the achievement of pre-determined and measurable performance goals that are tied to Vista Outdoor’s strategic and financial objectives.
	X	No front-loaded incentive awards, which would limit the Vista Outdoor MDCC’s ability to adjust future pay opportunities.
Impose a recoupment (clawback) policy that complies with the requirements of the NYSE and the Dodd-Frank Act.	X	No hedging or pledging of Vista Outdoor stock by directors and officers, pursuant to Vista Outdoor’s anti-hedging and anti-pledging policies.
Impose a robust stock ownership requirement for Vista Outdoor’s executive officers.	X	No stock options are granted with an exercise price below market value on the date of grant.
Design compensation programs with controls to mitigate risk.	X	No repricing of equity awards without stockholder approval.
Include a double-trigger provision in its change in control severance plan.	X	No tax gross-ups paid on change in control benefits.
Retain a compensation consultant to provide independent, third-party advice on executive compensation.
Regular competitive benchmarking using multiple sources of data including peer group pay as a reference point to determine total target compensation.
Hold a “say on pay” advisory vote on executive compensation annually.

Determination of Compensation

Before the Vista Outdoor MDCC approves compensation for Vista Outdoor’s executive officers, including Revelyst’s identified named executive officers, for a fiscal year, it reviews the Vista Outdoor executive compensation program to (1) benchmark ongoing market competitiveness and (2) evaluate the alignment between compensation and overall Vista Outdoor and individual performance.

In consultation with the independent compensation consultant, the Vista Outdoor MDCC developed a peer group of business competitors of comparable size (referred to as the “Compensation Peer Group”) to benchmark executive compensation for officers in similar positions at comparable companies. Key characteristics of the Compensation Peer Group include:
•Size Appropriate – comparable in size (considering revenue, market capitalization and other financial measures).
•Multiple Product Spaces – product lines catering to a wide variety of end-consumers.
•Portfolio of Brands – active management of multiple brands.
•Manufacturing Component – clear in-house manufacturing capabilities and the associated management tasks.

In fiscal year 2024, the Vista Outdoor MDCC, with the guidance of FW Cook, elected to make no changes to the 2023 peer group. This decision was made to maintain year-over-year consistency and to reinforce the continued alignment with the Company's growth profile and business portfolio. The Vista Outdoor’s peer group consists of the following 18 companies:

Polaris	Carter's
Tapestry	Deckers Outdoor
Hanesbrands	Spectrum Brands Holdings
Hasbro	G-III Apparel Group
Brunswick	Energizer Holdings
Mattel	Wolverine World Wide
Under Armour	Helen of Troy
Garmin	Acushnet Holdings
Topgolf Callaway Brands	Tupperware Brands

The 18 companies comprising the fiscal year 2024 Compensation Peer Group have a median revenue of approximately $3.6 billion. The Vista Outdoor MDCC believed that the total median pay opportunity for its Co-Chief Executive Officers, and other officers for whom it leverages proxy pay data, remains within the competitive range compared to the Compensation Peer Group.
The Vista Outdoor MDCC may make changes to the Compensation Peer Group for purposes of evaluating the competitiveness of the Vista Outdoor executive compensation program for future periods. The Vista Outdoor MDCC retains discretion to make adjustments such that the compensation of individual executive officers may be above or below the market references. The level of compensation for the Vista Outdoor’s Co-Chief Executive Officers is determined solely by the Vista Outdoor MDCC, with information and support from its independent compensation consultant.
In addition to the Compensation Peer Group, the Vista Outdoor MDCC also considers reported pay data from leading third-party compensation surveys, as well as assessments of the officers' performance.
Following the Closing, Revelyst intends to establish its own peer group. The list of companies that Revelyst will ultimately use for its peer group following the Closing is subject to the approval of, and change by, the Revelyst MDCC.

Elements of Vista Outdoor’s Executive Compensation Program

The primary elements of the Vista Outdoor executive compensation program are:

Compensation Element	Fundamental Principle Served	Objective	Competitive Positioning
Base salary	Designed to attract, motivate and retain highly capable talent	To provide a fixed level of cash compensation for sustained individual performance, based on level of responsibility, performance, and experience	Targeted at or around the 50th percentile of the market data described above
Annual incentive	Performance based/aligned with business outcomes and stockholder interests	To focus attention on and reward executives for their contributions to Vista Outdoor’s annual financial and operational performance	Opportunities are targeted at or above the 50th percentile of the market data to emphasize variable compensation
Long-term incentive	Performance based/aligned with stockholder interests and long term retention of key talent
To align management's interests with those of Vista Outdoor’s stockholders through the use of stock incentive programs that help drive stockholder value over time and support retention of its executives
Award values are targeted at or around the 50th percentile of the market data described above
Benefits	Designed to provide key executives with incentives beyond pay	To provide a competitive total rewards program and support the retention and health of key executive talent	In line with peers and general market
Perquisites	Designed to attract and retain quality talent	Minimal benefits, with careful consideration to only those where perceived benefit by the executive is greater than the cost to Vista Outdoor	In line with peers and general market

The various elements afford Vista Outdoor flexibility in designing an executive compensation package and allow the Vista Outdoor MDCC to focus executive officers’ efforts on both short-term and long-term business objectives. Prior to the beginning of each fiscal year, the Vista Outdoor MDCC meets at a regularly scheduled meeting to establish base salary and annual and long-term incentive compensation levels for its executive officers for the following fiscal year, including Revelyst’s identified named executive officers. The Vista Outdoor MDCC approves all grants of equity awards to its executive officers, including Revelyst’s identified named executive officers, and Vista Outdoor does not backdate, reprice or grant equity awards retroactively.

The Vista Outdoor MDCC has designed its executive compensation program to attract, motivate and retain key talent, which is necessary to create long-term stockholder value. The Vista Outdoor MDCC re-examines the design of the program to evaluate its effectiveness and make any changes it determines necessary to better align it with Vista Outdoor’s strategy and compensation philosophy. For fiscal year 2024, the Vista Outdoor MDCC continued to solicit specific feedback from several of its stockholders to gain important insight and help the Vista Outdoor MDCC’s efforts to refine the alignment of Vista Outdoor’s compensation arrangements with the interests of its stockholders. The structure of the Vista Outdoor executive compensation program is outlined below.

Compensation for Fiscal Year 2024

Base Salaries

The Vista Outdoor MDCC conducted its annual review of fiscal year 2024 base salaries at the Vista Outdoor MDCC's March 2023 meeting for each executive officer, including Mr. Keegan, and considered reviews for Mr. Nyman, Ms. Butler and Ms. Choi when they were hired, and ongoing reviews for Mr. Keegan as Vista Outdoor was finalizing its preparations for the Separation. The Vista Outdoor MDCC considered potential base salary actions in light of the Vista Outdoor’s business environment at the time along with market data from the Vista Outdoor’s peer group and other compensation survey sources. After careful consideration and in light of the strong performance of Vista Outdoor and its named executive officers during fiscal year 2023, including our identified named executive officers who were also Vista Outdoor named executive officers during such time, or, in connection with promotions or, for our identified named executives hired during fiscal year 2024, in connection with their hiring, the Vista Outdoor MDCC approved the base salaries for our identified named executive officers as described below for fiscal year 2024.

Name	Base Salary for FY2024
Eric C. Nyman	$1,200,000
Andrew J. Keegan (1)	$470,000
Y. Jung Choi	$450,000
Joyce A. Butler	$350,000

(1)    Mr. Keegan's base annual salary was $315,000 with an additional monthly stipend of $12,000 during his term as Chief Financial Officer (Interim) of Vista Outdoor from April 1, 2023 to July 25, 2023, and was increased to the reported amount in recognition of the critical role he plays in the success of Vista Outdoor and his future role with Revelyst upon the Separation.
Annual Cash Incentive Compensation for Fiscal Year 2024
Annual cash incentive compensation for Vista Outdoor’s executive officers, including Revelyst’s identified named executive officers, is paid under Vista Outdoor’s Executive Officer Incentive Plan, a cash-based pay-for-performance plan. As it did in prior years, for fiscal year 2024 the Vista Outdoor MDCC established performance targets for its corporate executive officers (the "Corporate Plan") based on Vista Outdoor’s consolidated operating income and free cash flow, each adjusted to exclude certain items previously approved by the Vista Outdoor MDCC.
Operating income for Vista Outdoor’s Corporate Plan is defined as operating income as determined by Generally Accepted Accounting Principles ("GAAP"), excluding the impact of acquisitions during the fiscal year and subject to certain adjustments approved by the Vista Outdoor MDCC and consistent with adjustments applied to Vista Outdoor’s GAAP results for purposes of publicly reporting Vista Outdoor’s non-GAAP operating income for fiscal year 2024. Free cash flow for the Corporate Plan is defined as cash provided from operations less capital expenditures, excluding the impact of acquisitions during the fiscal year and subject to certain adjustments approved by the Vista Outdoor MDCC and consistent with adjustments applied to Vista Outdoor’s reported results for purposes of publicly reporting Vista Outdoor’s free cash flow for fiscal year 2024.
The performance goals under the Corporate Plan were weighted 70% on Vista Outdoor’s operating income and 30% on Vista Outdoor’s free cash flow.
Of the two targets for the Corporate Plan, the Vista Outdoor MDCC weighted operating income more heavily because the Vista Outdoor MDCC views operating income as the key indicator of financial performance for Vista Outdoor’s business. The Vista Outdoor MDCC continues to believe that free cash flow generation is an important indicator of Vista Outdoor’s working capital efficiency and critical to maintaining conservative financial leverage. The target level of performance established for each performance goal was based on Vista Outdoor’s financial performance expectations for fiscal year 2024. The target levels of performance were considered by the Vista Outdoor MDCC and management to be rigorous and challenging but achievable when set.
The fiscal year 2024 Corporate operating income established by the Vista Outdoor MDCC represented a decrease over Vista Outdoor’s 2023 corporate adjusted EBIT achievement, which the Vista Outdoor MDCC believed to be appropriate in light of significant economic and operational uncertainty related to the challenging macroeconomic environment impacting consumer discretionary spending and increases in raw material, shipping costs and other inflationary pressures, which existed at the time the targets were established in April 2023. The fiscal year 2024 corporate free cash flow target established by the Vista Outdoor MDCC reflected a decrease over Vista Outdoor’s fiscal year 2023 free cash flow achievement, reflecting a reduction in net income partially offset by improving working capital position as business normalized. The Vista Outdoor MDCC believes that the free cash flow target, when set, struck an appropriate balance between prioritizing continued cash flow generation and supporting Vista Outdoor’s business needs.
The target levels of performance established for the Corporate Plan were considered by the Vista Outdoor MDCC and management to be challenging but achievable when established. In a very challenging year with the macroeconomic impacts reducing demand and significant inflationary pressures on costs, Corporate operating income was 16.7% below its target. Additionally, the Vista Outdoor MDCC believes that the incentives created by the fiscal year 2024 Corporate Plan had a positive effect of aligning pay with performance, as Corporate free cash flow achieved for fiscal year 2024 exceeded the target set by the Vista Outdoor MDCC by 33.3%.
See ”Reconciliation of Certain Non-GAAP Financial Measures” for important information about and a reconciliation of certain non-GAAP financial measures included above and elsewhere within the body of this Amendment.
In May 2024, the Vista Outdoor MDCC evaluated Vista Outdoor’s results against each of the performance goals for the Corporate Plan for fiscal year 2024 and determined that Vista Outdoor’s operating income achieved in fiscal year 2024 was below the established target performance goal for operating income and Vista Outdoor’s free cash flow achieved in fiscal year 2024 was above the established maximum performance goal, resulting in an overall payout of 87.5% of target for Messrs. Keegan and Nyman and Mses. Butler and Choi.
    Vista Outdoor’s consolidated financial results, as adjusted for purposes of determining achievement under the Vista Outdoor Corporate Plan, were as follows:

Vista Outdoor Corporate Plan (amounts in millions)
Goals ($ in Millions)	Goal Weighting	Threshold Performance Goal	Target Performance Goal	Maximum Performance Goal	Actual Achievement
Operating Income	70%	$345.7	$432.2	$475.4	$360.0
Free Cash Flow	30%	$253.0	$316.3	$347.9	$421.5
See ”Reconciliation of Certain Non-GAAP Financial Measures” for important information about and a reconciliation of certain non-GAAP financial measures included above and elsewhere within the body of this Amendment.

The following table sets forth the threshold, target and maximum annual incentive compensation amounts established by the Vista Outdoor MDCC, and the actual cash incentive paid for fiscal year 2024 performance to each of the Revelyst named executive officers:

	FY2024 Annual Cash Incentive Amounts			Actual
	Threshold	Target (1)	Maximum	Incentive Paid (2)	Achievement %
Eric C. Nyman	$300,000	$1,200,000	$2,400,000	$1,050,050	87.5%
Andrew J. Keegan	$82,250	$362,341	$658,000	$317,049	87.5%
Y. Jung Choi	$78,750	$315,000	$630,000	$275,625	87.5%
Joyce A. Butler	$52,500	$210,000	$420,000	$74,808	87.5%

(1) On July 26, 2023, in connection with his compensation increase, the AIP target for Mr. Keegan was increased from 40% to 70%. Payout for Mr. Keegan was based on his new salary plus the stipend he received for taking on an interim role. In connection with her hiring, Vista Outdoor agreed to pay Ms. Choi's AIP based on full-year performance.

(2) The amount reflected for Ms. Butler was prorated for the period of December 4, 2023 to March 31, 2024 to reflect her length of service with Vista Outdoor, and includes a discretionary amount of $15,404 to reflect the additional responsibility of leading the GEAR Up transformation effort.

Long-Term Incentive (LTI) Compensation for Fiscal Year 2024
For executive officers who served in their role at the beginning of fiscal year 2024, the Vista Outdoor MDCC continued to grant a majority of the annual LTI awards in the form of PSUs to better align the LTI program with the financial and profitability goals of Vista Outdoor’s growth plan. For fiscal year 2024 grants, 60% of the total value of the LTI awards granted to executive officers were made in the form of PSUs and 40% was granted in the form of RSUs. Ms. Jung Choi and Ms. Joyce Butler were hired after the start of the fiscal year and therefore only awarded RSUs due to time elapsed since the beginning of the relevant performance period and due to the expected timing of closing the Transactions. See " - Treatment of Outstanding Equity Awards in Connection with the Transactions" describing the treatment of PSUs to RSUs in connection with and contingent upon the Closing.
The key elements and objectives of the fiscal year 2024 LTI program for Vista Outdoor’s executive officers, including Revelyst’s identified named executive officers, are shown below. The LTI awards described in the table below (PSUs and RSUs) are intended to form a significant part of each executive officer's fiscal year 2024 compensation package. The dollar value of fiscal year 2024 RSU awards and fiscal year 2024-2026 PSU awards were approved by the Vista Outdoor MDCC in the final month of fiscal year 2023 and translated into a corresponding number of Vista Outdoor common shares based on the closing stock price on the date the awards were granted. RSU awards for fiscal year 2024 were granted in March of 2023 and thus appear in the Summary Compensation Table as 2023 compensation, and are not included in the Grants of Plan-Based Awards table provided in this Amendment.

Type of Award	LTI Mix (% of Total Opportunity)	Objectives	Key Terms
PSUs	60%	Balancing earnings growth as well as market returns	Service-based vesting conditions and measured over a three-year period: (1) cumulative three-year EPS growth for fiscal years 2024-2026, with payment assessed at the end of the three-year performance period (50% weighting); and (2) net sales growth for fiscal years 2024-2026, with payment assessed at the end of the three year performance period (50% weighting), modified by relative total stockholder return (rTSR): three-year return compared to the S&P Small Cap 600 Index (excluding companies in the Financial sector) (+/- 20%).
RSUs	40%	Retention, with underlying value driven by stock-price performance	Service-based vesting over a three-year period in equal annual installments.

Performance Share Units: Metrics for the Fiscal Year 2024-2026 Performance Period
As noted above, for the fiscal year 2024-2026 performance period, the Vista Outdoor MDCC selected two performance metrics, EPS growth and net sales growth, equally weighted, modified by relative total stockholder return (rTSR), to incentivize management to deliver meaningful progress toward the profitability and other goals of Vista Outdoor’s growth plan. The Vista Outdoor MDCC believes that these performance metrics and their relative weighting provide a strong balance between (a) growth and returns, (b) financial performance and market performance, and (c) absolute performance and relative performance. The metrics and their relative weighting are described in more detail below:

Component	Weight	Metric
EPS Growth	50%	Final payouts under the PSUs are based on average annual achievement against the fiscal year 2024-2026 targets at the end of the performance period. Linear payout scaled from Threshold to Target and from Target to Maximum. The payouts are determined as follows:
			% of Target Payout
		Threshold	25%
		Target	100%
		Maximum	200%

Component	Weight	Metric
Net Sales Growth	50%	Final payouts under the PSUs are based on the average annual achievement against the fiscal year 2024-2026 targets at the end of the performance period. Linear payout scaled from Threshold to Target and from Target to Maximum. The payouts are determined as follows:
			% of Target Payout
		Threshold	25%
		Target	100%
		Maximum	200%

Component	Weight	Metric
rTSR	Modifier	rTSR will be calculated over the three-year performance period using the average of the closing stock prices on the 30 trading days prior to the start and prior to the end of the three-year performance period. The rTSR modifier will not result in a total award payout that exceeds 200% of target and no positive TSR modification will occur if Vista Outdoor's TSR is negative. Vista Outdoor's results will be compared to the S&P Small Cap 600 Index (excluding companies in the financial sector) to determine the modifier of the payout as follows:
			Percentile Achievement	Calculated Modifier
		Threshold	At or Below the 25th	(20)%
		Target	26th to 74th	—%
		Maximum	At or Above the 75th	20%
For all measures, no payout will be made if performance falls short of threshold, and the actual amounts payable will be interpolated on a straight-line basis between the threshold and target or between the target and maximum of 200%, as applicable. The target levels of performance were considered by the Vista Outdoor MDCC and management to be challenging but achievable when established.
When setting the goals, the Vista Outdoor MDCC also specified that in determining and calculating the performance results at the end of the performance period, adjustments may, in the Vista Outdoor MDCC's sole discretion, be made to eliminate the negative or positive effects of:
•charges for extraordinary items and other unusual or non-recurring items of loss or gain;
•asset impairments;
•litigation or claim judgments or settlements;
•changes in the Internal Revenue Code or statutory tax rates;
•changes in accounting principles (including the impact of any changes in accounting policies);
•changes in other laws or regulations affecting reported results;
•charges relating to restructurings, discontinued operations, severance and contract termination and other costs incurred in rationalizing certain business activities;
•gains or losses from the acquisition or disposition of businesses or assets or from the early extinguishment of debt, including the operating results of any business acquired or disposed of in the year of such acquisition or disposal; and
•foreign currency exchange gains or losses.

The table below shows the total number of fiscal year 2024-2026 PSUs awarded to the Revelyst identified named executive officers at target performance, and their target total value as approved by the Vista Outdoor MDCC:

Name	Target FY 2024-2026 Performance Share Units: Number of Shares Represented	Target FY 2024-2026 Performance Share Units: Award Value (1)
Eric C. Nyman	98,192	$2,879,971
Andrew J. Keegan (2)	3,751	$92,425
Y. Jung Choi	—	$0
Joyce A. Butler	—	$0
(1) See the section "- Treatment of Outstanding Equity Awards in Connection with the Transactions" for the treatment of PSUs in connection with and contingent upon the Closing.
(2) PSU awards for Mr. Keegan were based on his Base Salary at the time of the awards, and on July 25, 2023, he received incremental LTI awards solely in the form of RSUs in light of his compensation increases.
Other Cash and Equity Awards
In connection with Mr. Nyman’s appointment as Chief Executive Officer of the Outdoor Products segment of Vista Outdoor, and his commencement of employment with Vista Outdoor, Vista Outdoor granted to Mr. Nyman sign-on equity awards consisting of RSUs with a grant date value of $3 million, which will vest in installments on the first, second, and third anniversaries of Mr. Nyman’s commencement of employment on August 21, 2023, subject to continued employment through such date (the “Nyman Sign-On Award”).
In connection with Ms. Choi’s appointment as General Counsel and her commencement of employment, Vista Outdoor granted to Ms. Choi a one-time cash sign-on award equal to $100,000, subject to repayment if she terminates employment within 24 months, and a one-time sign-on RSU award with a grant date value of $261,500, which will vest in three equal installments on the first, second, and third anniversaries of the grant date and is subject to continued employment through such date (the “Choi Sign-On Award”).
In connection with Ms. Butler’s appointment as Chief Human Resources Officer, she received a one-time sign-on RSU award with a grant date value of $292,400, which will vest in three equal installments on the first, second, and third anniversaries of the grant date and is subject to continued employment through such date (the “Butler Sign-On Award”).
In addition, in connection with promotions or appointments of executive officers who were employed as of the start of fiscal year 2024, during fiscal year 2024, Vista Outdoor granted make-whole awards to such officers to reflect increased long term incentive targets. The timing and amounts of these awards are described in more detail in the "Named Executive Officer Compensation Tables - Grants of Plan-Based Awards (2024) Table" below.
In fiscal year 2023, the Vista Outdoor MDCC approved the payment of certain equity awards to Mr. Keegan to help retain talent and ensure a successful Separation (“Separation Award”). The Separation Award is subject to continued employment with Vista Outdoor, and Revelyst after the Separation, through the respective vesting dates as follows: 25% were RSUs that vested on the first anniversary of the grant date regardless of the execution of the Separation, and 75% are PSUs that vest on the latter of the second anniversary of the grant date, or upon the execution of the Separation (or such other strategic transaction as determined by Vista Outdoor’s Board). The timing and amounts of this award are described in more detail in the "Named Executive Officer Compensation Tables - Outstanding Equity Awards at Fiscal Year-End (2024) Table" below.

Treatment of Outstanding Vista Outdoor Equity Awards in Connection with the Transactions
Contingent upon the Closing and effective as of immediately prior to the Effective Time, each Vista Outdoor equity award held by any employee of Revelyst and its subsidiaries as of immediately prior to the Effective Time (each, a “Revelyst Employee”) or any non-employee director of Vista Outdoor as of immediately prior to the Effective Time who, immediately following the Effective Time, becomes a non-employee director of Revelyst (each, a “Continuing Non-Employee Director”) will be assumed by Revelyst and converted into an equivalent award in respect of Revelyst common stock based on the number of shares subject to such award multiplied by the Revelyst Conversion Ration, in the case of Revelyst options, with an exercise price per share that preserves the fair value of the award following the Transactions; provided that, for each PSU held by a Revelyst Employee, performance conditions will be deemed achieved as of the date of the Closing, as applicable, at (i) 100% of target performance, in respect of fiscal year 2024-2026 awards and Separation Award PSUs and (ii) 33.33% of target performance, in respect of fiscal year 2023-2025 awards (other than specified PSU awards, which will instead be converted into a Revelyst PSU based on the target number of shares subject to such award multiplied by the Revelyst Conversion Ration).

After the Closing, each substituted Revelyst equity award will be subject to substantially the same terms and conditions as the original Vista Outdoor award to which it relates, and the vesting of the award will be based on continued service with Revelyst.

280G Mitigation Actions Related to the Transactions
Based on an analysis conducted in connection with the Transactions, both Vista Outdoor and Mr. Nyman would potentially have been subject to the adverse tax consequences imposed by Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) in connection with the Transactions. Therefore, to mitigate the expected impact of these adverse tax consequences and to preserve the retentive value of the executive’s equity and other compensation, the Vista Outdoor MDCC approved the early payment or accelerated vesting, as applicable, in December 2023 to Mr. Nyman of certain amounts he was entitled to receive in calendar year 2024. The Vista Outdoor MDCC made this decision in consultation with a leading 280G consulting firm, its independent compensation consultant and outside legal counsel in executive session without the participation of any affected executive. The amount accelerated or paid early ultimately did not exceed the actual amount to which Mr. Nyman was actually entitled. The Table below shows the value of the equity and annual incentive payments accelerated:

Acceleration
	Type	Accelerated Payout Date	# of Units	Value
Eric C. Nyman	AIP	12/03/2023	N/A	$360,000
	RSUs	12/15/2023	21,820	$638,017
		Total		$998,017

Fiscal Year 2025 Compensation Decisions

Base Salaries for Fiscal Year 2025
The Vista Outdoor MDCC conducted its review of its executive officers' base salaries, including the Revelyst identified named executive officers, at the Vista Outdoor MDCC's March 2024 meeting. The Vista Outdoor MDCC considered potential base salary actions in light of Vista Outdoor’s current business environment and market data from peer group and other compensation survey sources. The compensation analysis presented by the compensation consultant indicated that the total target annual compensation, including base salaries, for several of the named executive officers were close to other companies within our peer group with the exception of Ms. Butler. Therefore, after careful consideration Ms. Butler’s base salary increased in order to get close to the market median, and to reflect the additional responsibility of leading the GEAR Up Transformation effort.
The table below reflects the fiscal year 2025 base salaries for the Revelyst identified named executive officers.

Name	Base Salary for FY2025
Eric C. Nyman	$1,200,000
Andrew J. Keegan	$470,000
Y. Jung Choi	$450,000
Joyce A. Butler	$375,000

Annual Cash Incentive Compensation for Fiscal Year 2025
In April 2024, the Vista Outdoor MDCC established the performance goals for the annual incentive compensation program for the fiscal year ending March 31, 2025. The Vista Outdoor MDCC decided to set annual performance targets based on Vista Outdoor’s current expectations for fiscal year 2025 for the financial measures described below.
The Vista Outdoor MDCC determined that Vista Outdoor EBITDA and free cash flow are the appropriate measures to incentivize executive officers who participate in Vista Outdoor’s Corporate Plan and drive Vista Outdoor’s strong overall profitability and cash generation in fiscal year 2025. The Vista Outdoor Plan will be 70% EBITDA and 30% Free Cash Flow, with Company EBITDA defined as net income removing the impact of income tax, interest, depreciation and amortization, and free cash flow is defined as cash provided from operations less capital expenditures. The Consolidated Revelyst Plan (based on the combined results of the reportable segments Revelyst Adventure Sports, Revelyst Outdoor Performance and Revelyst Precision Technology) is 70% Revelyst EBITDA and 30% Revelyst free cash flow. Revelyst EBITDA is the operating income removing depreciation and amortization and Revelyst free cash flow is operating cash less capital expenditures.

The performance goals established for Messrs. Nyman and Keegan and Ms. Choi are weighted at 80% consolidated Revelyst Plan and 20% Vista Outdoor Plan. The performance goals established for Ms. Butler are weighted at 100% consolidated Revelyst Plan.
The target level of performance established for each performance goal is based on Vista Outdoor’s financial performance expectations for fiscal year 2025. The target levels of performance were considered by the Vista MDCC and management to be challenging but achievable when set. Revelyst is not providing any guidance, nor updating any prior guidance of its future performance, by reference to these targets.
    Actual performance will be measured following the end of the performance period or, if earlier, the completion of the Separation (in which case projected actual achievement will be prorated). The Vista Outdoor MDCC retains the discretion to adjust incentive payment amounts downward after the adjustments have been calculated.
As part of the annual review of individual executive officer compensation levels, the Vista Outdoor MDCC reviewed and established the annual incentive payment opportunity (expressed as a percentage of base salary) for target performance for each executive officer, including our named executive officers. In order to incentivize the executive officers to continue Vista Outdoor’s strong financial performance, to better align compensation with peer group compensation, to retain and motivate key employees as Vista Outdoor prepares for the Separation, and to compensate executives for added responsibilities, for fiscal year 2025 the MDCC approved a target annual incentive opportunity for Messrs. Nyman and Keegan and Mses. Butler and Choi as follows:

	Annual Cash Incentive Targets (as % of base salary)
FY25	Threshold	Target	Maximum
Eric C. Nyman	25%	100%	200%
Andrew J. Keegan	25%	100%	200%
Y. Jung Choi	25%	100%	200%
Joyce A. Butler	25%	75%	200%

Long-Term Incentive Compensation

As discussed above in “- Compensation for Fiscal Year 2024 - Long-Term Incentive (LTI) Compensation for Fiscal Year 2024”, Vista Outdoor’s LTI grants are ordinarily made in the form of 40% RSUs in March before the beginning of the fiscal year and 60% PSUs in May after the beginning of the fiscal year. However, in consultation with Vista Outdoor’s outside counsel and the Vista Outdoor Board's independent compensation consultant, due to the difficulty of measuring performance following the Separation and the automatic conversation of PSUs into RSUs at closing of the Transactions (see “ - Treatment of Outstanding Equity Awards in Connection with the Transactions”), the Vista Outdoor MDCC determined that it would grant LTI for fiscal year 2025 solely in the form of time-based RSUs, which vest in three annual installments beginning on the first anniversary of the date of grant and which would be treated as described in the section “ - Treatment of Outstanding Equity Awards in Connection with the Transactions” in connection with and contingent upon the Closing.

Named Executive Officer Target Annual Compensation Mix

The Vista Outdoor MDCC conducted its annual review of its executive officers' base salaries, including the Revelyst identified named executive officers, at the Vista Outdoor MDCC's March 2024 meeting. The Vista Outdoor MDCC considered potential changes to total target annual compensation for our named executive officers in light of Vista Outdoor’s current business environment and market data from peer group and other compensation survey sources. The compensation analysis presented by the compensation consultant indicated that on average, target pay levels are 10% below market median for some Revelyst executives. In light of this, and to continue to motivate and ensure the successful execution of Vista Outdoor’s business objectives including the Separation, the Vista Outdoor MDCC approved an increase to the variable compensation for Mr. Keegan, Ms. Butler, and Ms. Choi.

The total fiscal year 2024 and 2025 target annual compensation package approved by the Vista Outdoor MDCC for each of the Revelyst named executive officers is below:

TOTAL DIRECT COMPENSATION TARGETS
Name	Year	Base Salary/Stipend	Target Annual Cash Incentive	Annual Long-Term Incentive Grant			Total Target Annual Compensation
				RSUs	PSUs	Options
Eric C. Nyman	FY2025	$1,200,000	$1,200,000	$4,800,000	$—	N/A	$7,200,000
	FY2024	$1,200,000	$1,200,000	$1,920,000	$2,880,000	N/A	$7,200,000
Andrew J. Keegan (1)	FY2025	$470,000	$470,000	$1,055,000	$—	N/A	$1,995,000
	FY2024	$470,000	$362,341	$951,050	$103,950	N/A	$1,887,341
Y. Jung Choi	FY2025	$450,000	$450,000	$562,500	$—	N/A	$1,462,500
	FY2024	$450,000	$315,000	$—	$—	N/A	$765,000
Joyce A. Butler	FY2025	$375,000	$281,250	$468,750	$—	N/A	$1,125,000
	FY2024	$350,000	$210,000	$—	$—	N/A	$560,000
(1) Mr. Keegan's base annual salary was $315,000 with an additional monthly stipend of $12,000 during his term as Chief Financial Officer (Interim) of Vista Outdoor from April 1, 2023 to July 25, 2023, and was increased to the reported amount in recognition of the critical role he plays in the success of Vista Outdoor and his future role with Revelyst upon the Separation.

Benefits
Vista Outdoor provides certain benefits to our named executive officers in the form of health, welfare, and retirement benefits. Vista Outdoor’s benefit programs offer flexibility and choice. Under its benefit programs, employees have the opportunity to choose which benefits fit their personal family and financial needs.

Health and Welfare Benefits
Revelyst’s identified named executive officers participate in the same health and welfare programs as all other Vista Outdoor employees.

Qualified Retirement Benefits
Generally, Revelyst’s identified named executive officers participate in the standard employee retirement programs of Vista Outdoor, which typically consist of participation in the Vista Outdoor Inc. 401(k) Plan (the “401(k) Plan”).

Nonqualified Deferred Compensation
Vista Outdoor offers a nonqualified deferred compensation plan as a tool for Vista Outdoor key employees to plan for their financial future. The Defined Contribution Supplemental Executive Retirement Plan (the “Vista Outdoor DC SERP”) is designed to allow for retirement savings above the limits imposed by the Internal Revenue Service for 401(k) plans on a tax-deferred basis. Specifically, the DC SERP provides for a small 401(k) make-up match, which is included in the Summary Compensation Table, to ensure that named executive officers get the full benefit of Vista Outdoor’s matching contribution, like every other employee, without regard to the IRS compensation limit applicable to the 401(k) plan.
Prior to the Separation, Revelyst intends to adopt a defined contribution supplemental executive retirement plan for the benefit of Revelyst employees (the “Revelyst DC SERP”) that is substantially similar to the Vista Outdoor DC SERP and the Revelyst Group will assume all liabilities attributable to the Revelyst employees under the Vista Outdoor DC SERP.

Individual Agreements
In connection with the appointment of Mr. Nyman to the position of Chief Executive Officer of the Outdoor Products segment of Vista Outdoor, on July 20, 2023, Vista outdoor entered into an employment agreement with Mr. Nyman for a four-year term. In connection with the Transactions, Vista Outdoor will assign Mr. Nyman’s employment agreement and all its obligations thereunder to Revelyst. For a description of the terms of Mr. Nyman’s employment agreement, see “Potential

Payments Upon Termination or Change in Control” below. None of our other executive officers are party to individual employment agreements with Vista Outdoor or the Company.

Severance
From time to time, Vista Outdoor may provide its identified named executive officers a severance package in connection with a termination of employment. Revelyst’s identified named executive officers are eligible to participate in the Vista Outdoor Executive Severance Plan. In certain circumstances, Vista Outdoor may offer additional severance benefits to facilitate successful organizational transitions. The Vista Outdoor Executive Severance Plan is in keeping with competitive norms, and it is periodically benchmarked against the market. Payments that may be made under this plan are described below under the heading "Potential Payments Upon Termination or Change in Control."

Change in Control
Revelyst’s identified named executive officers participate in the Vista Outdoor Income Security Plan, which provides for severance payments under certain circumstances following a change in control of Vista Outdoor. Vista Outdoor believes this plan helps ensure that its officers will remain focused on the best interests of its stockholders during periods of uncertainty regarding the officers' future employment prospects. Payments under this plan are not triggered solely by a change in control, but rather by termination of employment (that meets certain conditions specified in the plan) following a change in control. Periodically the Vista Outdoor MDCC reviews the plan design against market competitive practices for such plans. With respect to employees of Revelyst, the Transaction will not constitute a change in control under the Vista Outdoor Income Security Plan.

Perquisites
Vista Outdoor provides minimal perquisites to Revelyst’s identified named executive officers, to help ensure our overall executive rewards are competitive and in keeping with its principal orientation to more direct elements of pay (i.e., base salaries and performance-based incentives). For fiscal year 2024, the perquisite package included the following components:
•Executive disability insurance
•Executive health exams
Neither of the perquisites listed above include a tax gross-up. All perquisites paid to Revelyst’s identified named executive officers are disclosed in the Summary Compensation Table under the "All Other Compensation" column.

Compensation Outside of the Standard Program
In certain circumstances, such as hiring a new executive officer, Vista Outdoor may provide compensation outside its standard executive compensation program. When Vista Outdoor offers employment to a new executive officer, it follows the guidelines in the Vista Outdoor executive compensation philosophy, unless individual circumstances, combined with competitive market practices, require Vista Outdoor to include additional compensation (e.g., signing bonus or special equity grant) to attract and retain the executive talent it needs. In general, Vista Outdoor does not pay its executives additional compensation for special projects or program results. Vista Outdoor believed that it provides a fair and competitive total compensation package to its executive officers for delivering business results that are expected and subsumed under its pay-for-performance philosophy.

Recoupment (Clawback) Policy
Vista Outdoor has in place a clawback policy, as per the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), which requires that certain incentive compensation paid to any current or former executive officer, including Vista Outdoor’s named executive officers, will be subject to recoupment if (a) the incentive compensation was calculated based on financial statements that were required to be restated due to material noncompliance with financial reporting requirements, without regard to any fault or misconduct, and (b) that noncompliance resulted in overpayment of the incentive compensation within the three fiscal years preceding the fiscal year in which the restatement was required. In addition, Vista Outdoor’s clawback policy provides that Vista Outdoor may seek recoupment of incentive compensation received by any current or former employee, including our named executive officers that allows or is engaged in certain criminal misconduct, regardless of whether an accounting restatement has occurred for the amount paid during the period in which the criminal misconduct commenced or continued uncured. Incentive compensation subject to the clawback policy refers to compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure (as defined in the rules implementing such requirement). Revelyst intends to adopt a substantially similar clawback policy of its own.

Executive Officer Stock Holding Requirement
Revelyst’s identified named executive officers, other than Ms. Butler, are required to retain at least 50% of the net shares (remaining after taxes are withheld) of Vista Outdoor common stock acquired as compensation through separation of service or until such named executive officers hold Vista Outdoor common stock having an aggregate market value equal to or greater than five times base salary, in the case of the CEO, or three times base salary, in the case of other executive officers.

The Vista Outdoor MDCC has approved this stock holding requirement to ensure that its executives’ interests and actions are aligned with the interests of Vista Outdoor stockholders. This approach underscores an ownership mentality for its executives, which Vista Outdoor holds as a cornerstone of its overall approach to compensation.

The Vista Outdoor MDCC periodically reviews the holdings of its executives to ensure compliance with the stock holding requirement and has determined that Revelyst’s identified named executive officers subject to the policy are currently in compliance with the requirement. These shares must be held until each executive leaves Vista Outdoor or is no longer an executive officer, which will include the consummation of the Transaction.

Following the Closing, Revelyst expects to implement stock ownership guidelines that will apply to, among others, Revelyst’s named executive officers, in order to ensure they will effectively pursue stockholders’ long-term interests. Additionally, it is expected that following the Closing, Ms. Butler will become subject to the stock holding requirement in line with the other named executive officers.

No Hedging or Pledging of Vista Outdoor Stock
Vista Outdoor’s Insider Trading Policy prohibits all directors and employees, including Revelyst’s identified named executive officers, from executing short sales of Vista Outdoor securities and from purchasing or selling options on Vista Outdoor securities of any kind, whether puts, calls or other derivative securities. Vista Outdoor’s Insider Trading Policy also prohibits pledges of Vista Outdoor securities, purchasing Vista Outdoor securities on margin or incurring any indebtedness secured by a margin or similar account in which Vista Outdoor securities are held, without the prior approval of the Vista Outdoor Audit Committee.

In accordance with Vista Outdoor’s practice, Revelyst’s identified named executive officers have provided written representations to Vista Outdoor that they do not hedge the economic risk of ownership of Vista Outdoor common stock and have not pledged any of their shares of Vista Outdoor common stock during the last fiscal year, except as approved by the Vista Outdoor Audit Committee.

Following the Closing, Revelyst expects to implement an anti-hedging and pledging policy that will apply to, among others, Revelyst’s identified named executive officers, in order to ensure they will more effectively pursue stockholders’ long-term interests.
Timing of Equity Grants
Currently Vista Outdoor does not grant stock options or stock appreciation rights, and only grants RSUs and PSUs, which are generally approved every March following a scheduled meeting of the Vista Outdoor Board (with PSUs granted in May), except in cases of new hire grants and grants for promotions and compensation increases. As noted elsewhere in this Amendment, the Vista Outdoor MDCC determined that it would grant LTI for fiscal year 2025 solely in the form of time-based RSUs due to the pending Separation. Thus the portion of fiscal year 2025 grants usually made in the form of PSUs in May were granted early and as a result appear on the Summary Compensation Table for fiscal year 2024. Vista Outdoor does not grant stock options or stock appreciation rights in anticipation of the release of material nonpublic information that is likely to result in changes to the price of Vista Outdoor common stock, nor does Vista Outdoor time the public release of such information based on stock option grant dates. In addition, Vista Outdoor does not grant stock options or stock appreciation rights during periods in which there is material nonpublic information about Vista Outdoor, including at any time during the four business days prior to or the one business day following the filing of its periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. Revelyst intends to adopt many of the same policies regarding timing of grants.

Compensation Risk Assessment Process and Conclusion
Vista Outdoor believes that its compensation programs are designed and administered in a manner that discourages excessive or inappropriate risk taking by employees. In consultation with the Vista Outdoor MDCC, members of Vista Outdoor management and the external compensation consultant assessed whether Vista Outdoor compensation policies and practices encourage excessive or inappropriate risk taking by Vista Outdoor employees, including Revelyst’s identified named executive officers. This assessment included a review of the risk characteristics of Vista Outdoor's business and the design of Vista Outdoor’s incentive plans and policies. A report of findings was presented to the Vista Outdoor MDCC, and after review and discussion, the Vista Outdoor MDCC concluded that the Vista Outdoor plans and policies do not encourage excessive or inappropriate risk taking.
    The Vista Outdoor MDCC performs an annual compensation risk assessment, with support from its external compensation consultant, and has concluded that Vista Outdoor’s compensation programs do not encourage executives or other employees to take inappropriate risks that are reasonably likely to have a material adverse effect on Vista Outdoor.

NAMED EXECUTIVE OFFICER COMPENSATION TABLES

    The Summary Compensation Table and other tables below provide information concerning the compensation paid by Vista Outdoor to Revelyst’s identified named executive officers for the fiscal year ended March 31, 2024, as well as information regarding outstanding equity grants, and non-qualified deferred compensation benefits and potential payments upon termination or a change in control with respect to Vista Outdoor.

SUMMARY COMPENSATION TABLE (2024, 2023 AND 2022)
    The following table shows the cash and non-cash compensation awarded to or earned by the Revelyst Chief Executive Officer, Chief Financial Officer and each of the other Revelyst identified named executive officers during fiscal years 2024, 2023 and 2022. In accordance with the rules of the SEC, compensation information is provided only for the fiscal years for which each individual was a named executive officer of Revelyst.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Non-equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Eric C. Nyman	FY24	$715,385	$—	$12,599,927	$1,050,050	$26,809	$14,392,171
Chief Executive Officer and Director	FY23	$—	$—	$—	$—	$—	$—
Andrew J. Keegan	FY24	$443,989	$—	$2,035,777	$317,049	$47,316	$2,844,131
Chief Financial Officer	FY23	$350,845	$—	$280,098	$145,399	$9,620	$785,962
Y. Jung Choi	FY24	$190,385	$100,000	$823,996	$275,625	$12,600	$1,402,606
Vice President, General Counsel and Corporate Secretary	FY23	$—	$—	$—	$—	$—	$—
Joyce A. Butler	FY24	$107,692	$—	$761,147	$74,808	$5,654	$949,301
Chief Human Resources Officer	FY23	$—	$—	$—	$—	$—	$—
(1)The years reported are Vista Outdoor’s fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively.
(2)Amounts in this column include amounts, if any, deferred at the direction of the executive officer pursuant to the Vista Outdoor 401(k) Plan. The amount for Mr. Keegan reflects a lower base salary plus a monthly supplemental stipend of $12,000 through his term as Interim Chief Financial Officer of Vista Outdoor through July 25, 2023.
(3)The amounts reported in the column for Ms. Choi reflect a sign-on bonus of $100,000 granted in connection with her hiring, which is subject to repayment should she terminate employment within twenty four months of her hire date.
(4)Amounts in this column reflect (i) fiscal year 2024-2026 PSU awards, which were granted in May 2023, (ii) fiscal year 2025 LTI awards, which were granted in March 2024 solely in the form of RSUs on account of the pending Transactions and (iii) the Nyman Sign-On Award, Choi Sign-On Award, and Butler Sign-On Award each of which was granted in connection with the executive's commencement of employment.
The aggregate grant date fair value of RSU and PSU awards in this column are computed in accordance with GAAP in the United States. The amounts in this column are determined in accordance with FASB ASC Topic 718, and for RSU awards are calculated based on the number of shares awarded multiplied by the closing price of Vista Outdoor’s common stock on the date the RSUs were granted, other than the Nyman Sign-On Award, which was valued as of August 21, 2023 in connection with Mr. Nyman's commencement of employment. As required by Item 402(c)(2) of Regulation S-K, the value of the PSUs awarded to the named executive officers assuming a maximum payout level would have been as follows: for Mr. Nyman, $5,759,942; and for Mr. Keegan, $198,127.
(5)For fiscal years 2022, 2023 and 2024, these amounts represent payment of annual incentive compensation earned with respect to each such year. The annual incentive compensation program and payments were based on achievement of performance goals approved by the Vista Outdoor MDCC following an evaluation of Vista Outdoor’s financial performance. For fiscal year 2024, these performance goals are described in further detail above under "Compensation Discussion and Analysis - Compensation for Fiscal Year 2024 - Annual Incentive Compensation for Fiscal Year 2024." Annual cash incentive payments to the named executive officers for fiscal year 2024 were calculated as a function of each named executive officer's approved base salary and annual cash incentive opportunity. Amounts in this column include amounts, if any, deferred at the direction of the executive officer pursuant to the 401(k) Plan.

Amounts for Mr. Nyman include the portion of his annual incentive compensation that would ordinarily have been paid in calendar year 2024 but was paid in calendar year 2023 to mitigate the potential for adverse tax consequences imposed by Section 280G of the Internal Revenue Code in connection with the Transactions. See "Compensation Discussion and Analysis - 280G Mitigation Actions Related to the Transactions" for additional information.
(6)The table below shows the components of this column for fiscal year 2024, which include perquisites and Vista Outdoor matching contributions to Vista Outdoor’s defined contribution plans. The amounts represent the amount paid or accrued by, or the incremental cost to, Vista Outdoor.

Name	Disability Insurance Premium	401(k) Plan Contributions	DC SERP Plan Contributions (1)	Other Perquisites (2)
Eric C. Nyman	$1,903	$19,385	$—	$5,521
Andrew J. Keegan	$2,811	$27,392	$17,113	$—
Y. Jung Choi	$314	$11,423	$—	$863
Joyce A. Butler	$—	$5,654	$—	$—
(1)Reflects contributions for the 2023 plan year, which ended December 31, 2023.

(2)The amounts reflected in this column consist of the costs for executive annual physical examinations, the value of products or other benefits received from Vista Outdoor, and reimbursement for company related expenses.

GRANTS OF PLAN-BASED AWARDS (2024) TABLE

The following table summarizes the grants of equity and non-equity plan-based awards made to the Revelyst identified named executive officers during the fiscal year ended March 31, 2024. The non-equity awards were granted under the Vista Outdoor Executive Officer Incentive Plan, and the equity awards were granted under the Vista Outdoor 2020 Stock Incentive Plan.

Name	Grant Date (1)	Incentive Award Type	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Eric C. Nyman		Annual (2)	$300,000	$1,200,000	$2,400,000
	08/21/2023	PSU (4)				24,548	98,192	196,384				$2,879,971
	08/21/2023	RSU (5)							102,284			$2,999,990
	08/21/2023	RSU (5)							65,461			$1,919,971
	03/04/2024	RSU (6)							149,300			$4,799,995

Andrew J. Keegan		Annual (2)	$82,250	$362,341	$658,000
	05/01/2023	PSU (4)				938	3,751	7,502				$99,064
	7/25/2023	RSU (7)							30,680			$881,743
	3/4/2024	RSU (6)							32,814			$1,054,970

Y. Jung Choi		Annual (2)	$78,750	$315,000	$630,000
	10/15/2023	RSU (8)							10,000			$261,500
	3/4/2024	RSU (6)							17,496			$562,496

Joyce A. Butler		Annual (2)	$52,500	$210,000	$420,000
	12/15/2023	RSU (8)							10,000			$292,400
	03/04/2024	RSU (6)							14,580			$468,747

(1)For RSU awards, the grant date is the date the Vista Outdoor MDCC met and approved the RSU awards included in this table, except for the Nyman Sign-On Award, which was approved by the Vista MDCC in connection with Mr. Nyman's commencement of employment on August 21, 2023. For PSU awards, the grant date is the date that the Vista Outdoor MDCC met and approved the performance conditions applicable to the awards.

(2)The amounts for each officer reflect the potential cash payout for the fiscal year 2024 annual incentive program if all performance measures are satisfied at the applicable level. The actual amount paid with respect to such plan appears in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. The material terms of the award are described above in "- Compensation for Fiscal Year 2024 - Annual Incentive Compensation for Fiscal Year 2024."

(3)This column shows the aggregate grant date fair value of RSU and PSU awards computed in accordance with GAAP in the United States. The amounts in this column are determined in accordance with FASB ASC Topic 718, and were calculated based on the number of RSUs awarded and PSU grants representing Separation Awards, multiplied by the closing price of Vista Outdoor’s common stock on the date the RSUs or PSUs were granted, except for the Nyman Sign-On Award, which was valued in connection with Mr. Nyman's commencement of employment on August 21, 2023.

(4)The number of PSUs shown in this row represent the number of shares of common stock that may be paid out for the fiscal year 2024-2026 performance period.

(5)These rows represent the Nyman Sign-On Award and the RSU portion of Mr. Nyman's fiscal year 2024 LTI award. These awards were made pursuant to the employment agreement entered into with Mr. Nyman on July 20, 2023.

(6)In light of the pending Transactions, the Vista Outdoor Board granted fiscal year 2025 LTI solely in the form of RSUs. The number of RSUs shown in this row represents the actual number of RSUs granted to the named executive officers on March 4, 2024. All RSUs shown in this row vest in three equal annual installments beginning on the first anniversary of the grant date.

(7)These rows represent incremental fiscal year 2024 RSUs granted as a result of new compensatory arrangements entered into after the start of the fiscal year.

(8)These rows represent the Choi Sign-On Award and Butler Sign-On Award, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2024) TABLE

    The following table shows the unexercised stock options, unvested RSUs and unearned PSUs as of March 31, 2024, held by the Revelyst identified named executive officers.

	Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Eric C. Nyman	8/21/2023	—	—	$—	—	—	$—	196,384	$6,437,468
	8/21/2023	—	—	$—	—	102,284	$3,352,870	0	$—
	8/21/2023	—	—	$—	—	43,641	$1,430,552	0	$—
	3/4/2024	—	—	$—	—	149,300	$4,894,054	0	$—
Andrew J. Keegan	3/13/2018	2,867	—	$16.06	3/13/2028	—	$—	—	$—
	3/8/2022	—	—	$—	—	1,213	$39,762	—	$—
	8/15/2022	—	—	$—	—	—	$—	5,076	$166,391
	3/31/2023	—	—	$—	—	1,667	$54,644	—	$—
	5/1/2023	—	—	$—	—	—	$—	7,502	$245,916
	7/25/2023	—	—	$—	—	30,680	$1,005,690	—	$—
	3/4/2024	—	—	$—	—	32,814	$1,075,643	—	$—
Y. Jung Choi	10/15/2023	—	—	$—	—	10,000	$327,800	—	$—
	3/4/2024	—	—	$—	—	17,496	$573,519	—	$—
Joyce A. Butler	12/15/2023	—	—	$—	—	10,000	$327,800	—	—
	3/4/2024	—	—	$—	—	14,580	$477,932	—	—

(1)For a better understanding of this table, we have included an additional column showing the grant dates of stock options, RSUs and PSUs.

(2)Stock options vest in three equal annual installments beginning on the first anniversary of the grant date.

(3)This column includes RSU awards, which generally vest in three equal annual installments beginning on the first anniversary of the grant date, except that (i) the Separation Award granted to Mr. Keegan on August 15, 2022 vests according to the schedule described above under "Compensation Discussion and Analysis - Compensation for Fiscal Year 2024 - Other Cash and Equity Awards," and (ii) the Nyman Sign-On Award will vest on the first three anniversaries of Mr. Nyman’s commencement of employment on August 21, 2023.

(4)The amounts in this column were calculated using a per share value of $32.78, the closing price of Vista Outdoor’s common stock as reported on the New York Stock Exchange on March 28, 2024, the last trading day of fiscal year 2024.

(5)PSUs in this column include the August 15, 2022 grant for Mr. Keegan which was awarded under the Separation Awards described in "Other Cash and Equity Awards".

(6)PSU awards for the fiscal year 2024-2026 performance periods are presented at the maximum amount that could be achieved and are subject to financial performance growth targets for Net Sales and EPS that were established by the

Vista Outdoor MDCC. Separation Award PSUs granted to Mr. Keegan vest according to the schedule described above under "- Compensation for Fiscal Year 2025 - Other Equity Awards."

OPTION EXERCISES AND STOCK VESTED (2024) TABLE
The following table provides information for the Revelyst identified named executive officers regarding the exercise of stock options and vesting of RSUs during the fiscal year ended March 31, 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Eric C. Nyman	0	$—	21,820	$638,017
Andrew J. Keegan	0	$—	9,410	$276,095
Y. Jung Choi	0	$—	0	$—
Joyce A. Butler	0	$—	0	$—
(1)The value realized was determined by multiplying the number of vested shares by the closing market price of Vista Outdoor’s stock on the date of vesting. If the vesting fell on a weekend or holiday, the closing market price of Vista Outdoor’s common stock on the business day preceding the vesting date was used to determine the value realized. The number of shares of RSUs that vested for each of the Revelyst officers is as follows:

Awards
Name	Vesting Date (a)	Number of Shares
Eric C. Nyman	12/15/2023	21,820
Andrew J. Keegan	4/23/2023	2,809
	8/15/2023	1,692
	8/17/2023	1,667
	3/8/2024	1,212
	3/8/2024	1,197
	3/31/2024	833

(a) As described under “Compensation Discussion and Analysis – 280G Mitigation Actions Related to the Transactions”, based on an analysis conducted in connection with the Transactions, both Vista Outdoor and Mr. Nyman would potentially have been subject to the adverse tax consequences imposed by Section 280G of the U.S. Internal Revenue Code in connection with the Transactions. Therefore, to mitigate the expected impact of these adverse tax consequences, and to preserve the retentive value of the executive’s equity and other compensation, the Vista Outdoor MDCC approved the acceleration to Mr. Nyman of certain RSUs into December 2023.

Vista Outdoor withheld shares of common stock from each officer upon vesting having a value equal to the applicable tax withholding requirement.

NONQUALIFIED DEFERRED COMPENSATION (2024) TABLE
The following table provides information for the Revelyst identified named executive officers named regarding contributions, earnings, distributions and year-end account balances with respect to the contributions to the Vista Outdoor DC SERP.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals / Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($) (3)
Eric C. Nyman	Vista Outdoor DC SERP	$—	$—	$—	$—	$—
Andrew J. Keegan	Vista Outdoor DC SERP	$—	$17,113	$1,930	$—	$28,555
Y. Jung Choi	Vista Outdoor DC SERP	$—	$—	$—	$—	$—
Joyce A. Butler	Vista Outdoor DC SERP	$—	$—	$—	$—	$—
(1)This column reflects contributions for the 2023 plan year, which ended December 31, 2023.
(2)This column reflects earnings and losses (including interest, dividends, market or stock appreciation or depreciation). Since earnings are not “above market” or preferential, the earnings are not reported in the Summary Compensation Table.
(3)The above amounts represent aggregate contributions made by the executive officer or Vista Outdoor for the benefit of the executive officer, plus earnings on such contributions, since the officer's commencement of participation in the plan through the end of fiscal year 2024, including amounts accrued for the 2023 plan year, which ended December 31, 2023. All such amounts were previously reported in the Summary Compensation Table in this or prior years.
Defined Contribution Supplemental Executive Retirement Plan
Vista Outdoor maintains the Vista Outdoor DC SERP for the benefit of certain highly-compensated employees of Vista Outdoor, including Revelyst’s identified named executive officers.
Participation in the DC SERP is limited to employees who receive eligible compensation in excess of the IRS annual compensation limit and who make the maximum allowable before-tax or Roth 401(k) contributions to the Vista Outdoor 401(k) Plan.
For fiscal year 2024, an annual match allocation equal to a specified percentage of compensation in excess of the IRS compensation limit has been made to a participant’s account if the participant has made the maximum allowable before-tax or Roth 401(k) contributions to the Vista Outdoor 401(k) Plan for the calendar year. For fiscal year 2024, this match allocation was equal to 6% of such compensation. Under the terms of the Vista Outdoor DC SERP, vesting for the match allocation under the Vista Outdoor DC SERP will occur following one year of vesting service. A participant will become fully vested upon death, attainment of age 65, total disability while employed by Vista Outdoor, or upon a change in control. The Vista Outdoor DC SERP is an unfunded plan, meaning that participants’ accounts will be bookkeeping entries only and will not entitle them to ownership of any actual assets. Under the terms of the Vista Outdoor DC SERP, participants’ account balances will be credited with earnings and investment gains and losses by assuming that the allocations were hypothetically invested in one or more investment funds made available by Vista Outdoor from time to time under the Vista Outdoor DC SERP and those investments generally match the investment funds available under the Vista Outdoor 401(k) Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Vista Outdoor maintains the Vista Outdoor Income Security Plan, the Vista Outdoor Executive Severance Plan and certain other arrangements (collectively, the “Vista Outdoor Executive Officer Separation Arrangements”) that provide for benefits and payments to Vista Outdoor’s executive officers, including Revelyst’s identified named executive officers, upon termination of their employment with Vista Outdoor.

The benefits and payments that Revelyst’s identified named executive officers could receive under certain hypothetical termination scenarios are described in the narrative below and quantified in the table that follows. Vista Outdoor believes that these arrangements provide competitive benefits to senior executives and that they will help protect the interests of Vista Outdoor in the event of an acquisition.

In addition to the benefits and payments described below, the Vista Outdoor MDCC may review its executive officers’ separations on a case-by-case basis and exercise its business judgment to customize the terms of each such separation in consideration of all relevant circumstances, including:

•the reasons for the separation;
•market competitive practices for comparable separation scenarios;
•potential benefits to Vista Outdoor, such as retention of the executive officer’s services for a transition period, maintenance of Vista Outdoor’s positive reputation internally and externally, and preservation of its ability to recruit highly talented executives;
•the executive’s tenure and contributions to Vista Outdoor’s success; and
•the impact of the separation on Vista Outdoor and its stockholders.

In order for Revelyst’s identified named executive officers to qualify for the termination benefits provided by the Vista Outdoor Income Security Plan, the Vista Outdoor Executive Severance Plan and forms of equity award agreement in the scenarios described below, the identified named executive officers would be required to execute a general release of claims in favor of Vista Outdoor. To receive the post-termination benefits described below, Revelyst’s identified named executive officers would also be required to comply with customary non-competition and non-solicitation covenants for a period following termination specified in a general release of claims (typically one or two years), and to comply with general confidentiality and non-disparagement covenants.

Potential Payments Under Certain Termination Scenarios

Voluntary Termination and Termination for Cause

If the employment of a Revelyst identified named executive officer is voluntarily terminated or terminated “for cause,” then no additional payments or benefits will accrue or be paid to the individual under the Vista Outdoor Executive Officer Separation Arrangements, other than what has been accrued and vested in the benefit plans discussed above under “—Summary Compensation Table” and “—Nonqualified Deferred Compensation Table” beginning on pages 25 and 32, respectively. A voluntary termination or involuntary termination for cause will not trigger an acceleration of the vesting of any stock options or other long-term incentive awards, and any such awards that had not already vested would be forfeited.

Retirement

Under Vista Outdoor’s Executive Officer Incentive Plan, upon retirement of a Revelyst identified named executive officers, the officer would be entitled to receive a prorated portion of any annual cash incentive award earned, payable at the end of the relevant performance period. The payment would be based on actual performance measured following the end of the performance period and would be prorated for the period of employment prior to termination, provided that the officer completed at least 90 days of employment in the performance period. On retirement, any outstanding unvested RSUs, options or PSUs held by Revelyst’s identified named executive officers would be forfeited.

Termination Without Cause

Under Vista Outdoor’s Executive Officer Incentive Plan, in the event that a Revelyst identified named executive officer is terminated without cause, the officer would be entitled to receive a prorated portion of any annual cash incentive award actually earned, payable at the end of the relevant performance period. The payment would be based on actual performance measured following the end of the performance period and would be prorated for the period of employment prior to termination, provided that the officer completed at least 90 days of employment in the performance period.

If the employment of a Revelyst identified named executive officer is terminated by Vista Outdoor without cause, the officer would be eligible under the Vista Outdoor Executive Severance Plan for a lump sum payment equal to 12 months of base salary, plus an additional lump sum of $15,000 to defray healthcare costs. Vista Outdoor’s severance practices also provide for an estimated $5,000 of outplacement services for Revelyst’s identified named executive officer upon termination by Vista Outdoor without cause.
The terms of the Separation Awards provide that following a Revelyst identified named executive officer’s termination without cause, the officer will receive accelerated vesting for any restricted stock award that would have vested within 12 months of the officer's date of termination.
Vista Outdoor’s RSU award agreements provide that following a termination without cause of a Revelyst identified named executive officer, the officer will receive accelerated vesting for any RSU award granted to the officer by Vista Outdoor that would have vested within 12 months of the officer’s date of termination.

Vista Outdoor’s non-qualified stock option award agreements provide that following a termination without cause of a Revelyst identified named executive officer, the officer will receive accelerated vesting for any stock options granted to the officer by Vista Outdoor that would have vested within 12 months of the officer’s date of termination.

In addition, Vista Outdoor’s performance share award agreements provide that if a Revelyst identified named executive officer’s employment is terminated by Vista Outdoor without cause, the officer will receive a portion of the shares of Vista Outdoor common stock that would have been earned based on actual results following the end of the relevant performance period, prorated for the period of employment during the performance period and provided that the officer was employed for at least 90 days during the performance period.

Any other outstanding unvested equity awards held by a Revelyst identified named executive officer for which vesting does not accelerate as described above would be forfeited.

Termination Due to Disability

Under Vista Outdoor’s Executive Officer Incentive Plan, in the event that a Revelyst identified named executive officer is terminated due to disability, the officer would be entitled to receive a prorated portion of any annual cash incentive award actually earned, payable at the end of the relevant performance period. The payment would be based on actual performance measured following the end of the performance period and would be prorated for the period of employment prior to termination, provided that the officer completed at least 90 days of employment in the performance period.

Vista Outdoor’s RSU award agreements provide that following a termination due to disability of a Revelyst identified named executive officer, the officer will receive accelerated vesting for any RSU granted to the officer by Vista Outdoor that would have vested within 12 months of the officer’s date of termination.

Vista Outdoor’s non-qualified stock option award agreements provide that following a termination due to disability of a Revelyst identified named executive officer, the officer will receive accelerated vesting for any stock options granted to the officer by Vista Outdoor that would have vested within 12 months of the officer’s date of termination.

In addition, Vista Outdoor’s performance share award agreements provide that if a Revelyst’s identified named executive officer’s employment is terminated due to disability, the officer will receive a portion of the shares of Vista Outdoor common stock that would have been earned based on actual results following the end of the relevant performance period, prorated for the period of employment during the performance period and provided that the officer was employed for at least 90 days during the performance period.

Any other outstanding unvested equity awards held by Revelyst’s identified named executive officers for which vesting does not accelerate as described above would be forfeited.

Termination Due to Death

If a Revelyst identified named executive officer dies, the officer’s estate would be entitled to receive benefits and payments from Vista Outdoor similar to those outlined above under the section entitled “—Potential Payments Under Certain Termination Scenarios—Termination Due to Disability”.

Potential Payments Upon Termination Following a Change in Control

Vista Outdoor Income Security Plan

The Vista Outdoor Income Security Plan provides income security protection to certain executives of Vista Outdoor, including Revelyst’s identified named executive officers, in the event of a qualifying termination in connection with a change in control of Vista Outdoor. The Transaction will not constitute a change in control under the Vista Outdoor Income Security Plan for Revelyst employees. Generally, under the Vista Outdoor Income Security Plan, a qualifying termination includes an involuntary termination of employment without “cause” or a voluntary termination of employment for “good reason”, in each case, as those terms are defined in the Vista Outdoor Income Security Plan, within 24 months following and, in certain circumstances, within six months prior to, a change in control of Vista Outdoor.

Executive officers of Vista Outdoor who participate in the Vista Outdoor Income Security Plan and experience a qualifying termination, including Revelyst’s identified named executive officers, would receive:
•a lump sum cash payment in an amount equal to two times the sum of the executive officer’s then-current annual base salary and then-current target bonus opportunity;
•a pro rata bonus for the year in which the qualifying termination occurs, paid out at target or actual performance depending on when such termination occurs;
•a lump sum cash payment equal to the amount the executive officer would have received under any long-term cash incentive plan, assuming target level performance;
•accelerated vesting of all outstanding unvested equity awards, with performance-based equity awards vesting at target level performance; and
•provided the executive officer timely elects coverage under COBRA, an amount equal to the excess, if any, of the cost of COBRA continuation coverage over the cost payable for health and dental benefits by active employees for a period of up to 18 months following such termination.

The Vista Outdoor Income Security Plan does not have a tax gross-up provision, and the plan automatically reduces the benefits provided to the maximum amount allowed under Section 280G of the Code in order to avoid the imposition of the excise tax provided by Section 4999 of the Code if such reduction would result in a participant receiving a greater amount than they would if they received the full amount of the benefit and paid all applicable excise and other taxes.

Potential Payments Upon Termination or Change in Control Table (2024)
    The following table shows potential payments by Vista Outdoor to Revelyst’s identified named executive officers at, following or in connection with a termination of employment without cause, for death or disability, or following a change in control of Vista Outdoor. The amounts shown assume that the termination was effective March 31, 2024, the last day of fiscal year 2024, and are estimates of the amounts that would be paid to the executive officers upon termination, in addition to the base salary, annual incentive and long-term incentive earned during fiscal year 2024 and any applicable retirement amounts payable to the executive officers under the Vista Outdoor 401(k) Plan and Vista Outdoor DC SERP. The actual amounts to be paid can only be determined at the actual time of an officer's termination. No tax gross-ups are paid to the executive officers upon termination of employment.

	Eric C. Nyman	Andrew J. Keegan	Y. Jung Choi	Joyce A. Butler
Payments Upon Termination Without Cause
Cash Payment (1)	$2,250,050	$787,049	$725,625	$424,808
Equity
Stock Options (2)	$—	$—	$—
RSUs (3)	$3,225,825	$725,247	$300,440	$268,567
Performance Awards (4)	$3,218,734	$289,349	$—	$—
Health and Welfare Benefits (5)	$38,153	$15,000	$15,000	$15,000
Outplacement (6)	$5,000	$5,000	$5,000	$5,000
Total	$8,737,762	$1,821,645	$1,046,065	$713,375
Payments Upon Death or Disability
Cash Payment (1)	$1,050,050	$317,049	$275,625	$74,808
Equity
Stock Options (2)	$—		$—
RSUs (3)	$6,578,695	725,247	$300,440	$268,567
Performance Awards (4)	$1,072,911	289,349	$—	$—
Health and Welfare Benefits (5)	$—	$—	$—	$—
Total	$8,701,656	$1,331,645	$576,065	$343,375
Payments Upon Termination following a Change in Control (7)
Cash Payment (1)	$4,950,050	$2,197,049	$2,075,625	$914,808
Equity
Stock Options (2)	$—		$—
RSUs (3)	$9,677,476	$2,175,740	$901,319	$805,732
Performance Awards (8)	$3,218,734	$289,349	$—	$—
Health and Welfare Benefits (9)	$38,153	$15,000	$15,000	$15,000
Outplacement (6)	$5,000	$5,000	$5,000	$5,000
Total	$17,889,413	$4,682,138	$2,996,944	$1,740,540

(1)Amounts for each officer include the amount of the annual cash incentive bonus actually received for fiscal year 2024.

(2)For fiscal year 2024 all options have vested.

(3)Values are determined by multiplying the number of shares of RSUs eligible to vest upon qualifying termination by $32.78, the closing market price of Vista Outdoor’s common stock as reported on the New York Stock Exchange on the last trading day of the fiscal year, March 28, 2024. Amounts for Mr. Nyman in the event of termination due to death or disability include full accelerated vesting of the Nyman Sign-On Award.

(4)Values in this row reflect a prorata target level payout pursuant to PSUs for the fiscal year 2024-2026 performance period assuming payout at the target performance level. The value was determined by multiplying the number of PSUs by $32.78, the closing market price of Vista Outdoor’s common stock as reported on the New York Stock Exchange on March 28, 2024, the last trading day of the fiscal year.

(5)The Vista Outdoor Income Security Plan does not have tax gross-up provisions, and automatically reduces the benefits provided to the maximum amount allowed under Section 280G of the Internal Revenue Code in order to avoid the imposition of the excise tax provided by Section 4999 of the Code if such reduction would result in the relevant officer receiving a greater amount than they would if they received the full amount of the benefit and paid all applicable excise and other taxes.

(6)Approximate value of six months of outplacement, which the executive officer can elect in the officer's discretion.

(7)In connection with and contingent upon the Closing, Vista Outdoor equity-based awards will be treated as set forth in the section "Treatment of Outstanding Equity Awards in Connection with the Transactions".

(8)Values in this row reflect PSUs for the fiscal year 2024-2026 performance period assuming payout at the target performance level. The value was determined by multiplying the number of PSUs by $32.78, the closing market price of Vista Outdoor’s common stock as reported on the New York Stock Exchange on March 28, 2024, the last trading day of the fiscal year.

(9)For purposes of quantifying health and welfare benefits, amounts are equal to the excess of the cost of COBRA continuation coverage over the cost payable for health and dental benefits by active employees for a period of 18 months following termination.

Employment Agreements
In connection with the appointment of Mr. Nyman to the position of Chief Executive Officer of the Outdoor Products segment of Vista Outdoor, on July 20, 2023, Vista Outdoor entered into an employment agreement with Mr. Nyman for a four-year term. In connection with the Transaction, Vista Outdoor will assign the Nyman Employment Agreement and all its obligations thereunder to Revelyst.

In the event of a termination without “cause” or a resignation for “good reason” (in each case, as those terms are defined in Mr. Nyman’s employment agreement) prior to a Change in Control (as defined in Vista Outdoor’s 2020 Stock Incentive Plan but excluding the Transactions) or more than 24 months following a Change in Control, Mr. Nyman would be entitled to receive: (1) continued base salary for 18 months; (2) a lump sum payment equal to one and one-half times Mr. Nyman’s annual target bonus opportunity; (3) health and dental benefits continuation for 18 months; (4) accelerated vesting of (x) any unvested RSUs that would have vested based on continued employment through the first anniversary of the date of termination and (y) the Nyman Sign-On Award; and (5) prorated vesting of performance-based equity awards, with applicable performance goals measured in accordance with the terms of the applicable award agreements. In the event such termination occurs within 24 months following a Change in Control, Mr. Nyman would instead receive: (1) a lump sum payment equal to two times current base salary and annual target bonus opportunity; (2) health and dental benefits continuation for 18 months; and (3) accelerated vesting of (x) any unvested RSUs (including the Nyman Sign-On Award) and (y) any performance-based equity awards, with applicable performance goals deemed achieved at target level of performance. In the event of Mr. Nyman’s death or disability, Mr. Nyman would be entitled to receive a prorated annual bonus based on actual performance, prorated vesting of RSUs, full accelerated vesting of the Nyman Sign-On Award and prorated vesting of performance-based equity awards, with applicable performance goals measured in accordance with the terms of the applicable award agreements. In the event Mr. Nyman’s employment agreement is not extended at the end of the four-year term on mutually agreed terms, Mr. Nyman would be entitled to receive continued base salary and benefits continuation, in each case, for 18 months.

Mr. Nyman’s employment agreement provides that Mr. Nyman is subject to restrictions on competing with Vista Outdoor and soliciting employees, contractors or business of Vista Outdoor, in each case, for a period of 12 months following the termination of his employment for any reason.

Mr. Nyman’s employment agreement does not have a tax gross-up provision, and Mr. Nyman’s employment agreement automatically reduces the benefits provided to the maximum amount allowed under Section 280G of the Code in order to avoid the imposition of the excise tax provided by Section 4999 of the Code if such reduction would result in Mr. Nyman receiving a greater amount than he would if he received the full amount of the benefit and paid all applicable excise and other taxes.

Revelyst’s Stock Incentive Plan

In connection with the Transactions, Vista Outdoor intends to establish a long-term incentive plan on Revelyst’s behalf, which is referred to herein as Revelyst’s Stock Incentive Plan (the “Revelyst SIP”). The following summary describes the material terms of the Revelyst SIP and is qualified in its entirety by reference to the Revelyst SIP, which is attached as an exhibit to this Amendment. Capitalized terms used but not defined in this section have the meanings assigned thereto in the Revelyst SIP.

Administration

The Revelyst SIP will be administered by the Revelyst MDCC or any successor committee of the Revelyst Board that may be delegated authority in the future. Each member of the Revelyst MDCC must be a “non-employee director” as defined in Rule 16b-3 under the Exchange Act, and an independent director under the rules of any stock exchange on which Revelyst Common Stock may be listed and under any other applicable regulatory requirements.

Subject to the express provisions of the Revelyst SIP and to applicable law, the Revelyst MDCC has full power and authority to: (i) designate Eligible Persons as participants in the Revelyst SIP; (ii) determine the type or types of awards to be granted to each participant in the Revelyst SIP; (iii) determine the number of shares to be covered by (or the method by which payments or other rights are to be calculated in connection with) each award; (iv) determine the terms and conditions of any award or award agreement; (v) amend the terms and conditions of any award or award agreement; provided, however, that the Revelyst MDCC may not reprice, adjust or amend the exercise price of options or the grant price of stock appreciation rights or purchase rights previously awarded to any participant, whether through amendment, cancellation and replacement grant, exchange for cash or any other awards, or any other means; (vi) accelerate the exercisability of any award or the lapse of restrictions relating to any award; (vii) determine whether, to what extent and under what circumstances awards may be exercised in cash, shares, other securities, other awards or other property, or canceled, forfeited or suspended; (viii) determine whether, to what extent and under what circumstances cash, shares, other securities, other awards, other property and other amounts payable to a participant with respect to an award under the Revelyst SIP may be deferred either automatically or at the election of the holder of the award or the Revelyst MDCC; (ix) interpret and administer the Revelyst SIP and any instrument or agreement, including any award agreement, relating to the Revelyst SIP; (x) establish, amend, suspend or waive such rules and regulations and appoint such agents as the Revelyst MDCC deems appropriate for the proper administration of the Revelyst SIP; and (xi) make any other determination and take any other action that the Revelyst MDCC deems necessary or desirable for the administration of the Revelyst SIP. Unless otherwise expressly provided in the Revelyst SIP, all designations, determinations, interpretations and other decisions under or with respect to the Revelyst SIP or any award or award agreement will be within the sole discretion of the Revelyst MDCC, may be made at any time and will be final, conclusive and binding upon any participant in the Revelyst SIP, any holder or beneficiary of any award or award agreement, and any of Revelyst’s or Revelyst’s affiliates’ employees.

Eligible Participants

Any employee, officer, consultant or non-employee director of Revelyst or any of its affiliates whom the Revelyst MDCC determines to be eligible will be eligible to participate in the Revelyst SIP.

Shares Available for Awards

Subject to adjustments and automatic increases as described in the Revelyst SIP, the maximum aggregate number of shares of Revelyst Common Stock for which awards may be issued under the Revelyst SIP is limited to 5% of the issued and outstanding shares of Revelyst common stock upon the Closing. Subject to adjustments as described in the Revelyst SIP, the number of shares of Revelyst common stock available for issuance will be increased on the first day of each fiscal year beginning with the first fiscal year that commences following the Closing, and ending with the fiscal year that commences nine years following the Closing, in an amount equal to the lesser of (i) 5% of the outstanding shares of Revelyst Common Stock on the last day of the immediately preceding fiscal year and (ii) such number of shares of Revelyst Common Stock as determined by the Revelyst MDCC.

Shares of Revelyst common stock to be issued under awards under the Revelyst SIP that terminate, lapse or are canceled or forfeited will be available again for grant under the Revelyst SIP. In addition, if stock appreciation rights are settled in shares upon exercise, the gross number of shares subject to the award (rather than the net number of shares issued upon exercise) will be counted against the number of shares authorized under the Revelyst SIP. Shares purchased on the open market with the cash proceeds from the exercise of stock options will not be added back to the number of shares authorized for issuance under the Revelyst SIP and will not be available for grant under the Revelyst SIP. Notwithstanding the foregoing, any award or portion of an award that, in accordance with the terms of the applicable award agreement, is payable only in cash or is actually settled in cash will not be counted against the number of shares authorized under the Revelyst SIP.

Adjustments

In the event that an equity restructuring, defined as a nonreciprocal transaction between Revelyst and Revelyst stockholders that causes the per-share fair value of the shares underlying an option or similar award to change (e.g., stock dividend, stock split, spin-off, extraordinary cash dividend, etc.), has occurred, the Revelyst MDCC will make an equitable adjustment to (i) the number and type of shares (or other securities) that thereafter may be made the subject of awards, (ii) the number and type of shares (or other securities) subject to outstanding awards, (iii) the purchase or exercise price with respect to any award and (iv) the vesting conditions (including performance goals). If the Revelyst MDCC determines that an event other than an equity restructuring affects the shares such that an adjustment is determined by the Revelyst MDCC to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Revelyst SIP, the Revelyst MDCC will also make similar adjustments as described above, provide for a cash payment to the holder of an outstanding award in consideration for the cancellation of such award, cancel and terminate any option or stock appreciation right having a per-share exercise price equal or greater than the fair market value of a share of Revelyst Common Stock subject to such award without any payment or consideration therefor or, in the case of an outstanding stock option or stock appreciation right, establish a date upon which such award will expire unless exercised prior thereof. It is intended that any adjustments will be done in a manner consistent with Section 409A of the Code and (where applicable) Section 424 of the Code.

Award Limitations under the Revelyst SIP

The Revelyst SIP includes the following limitations on awards that may be granted under the Revelyst SIP: (i) the maximum amount of cash compensation and equity awards granted to any non-employee director in any fiscal year will not exceed $500,000; and (ii) the number of shares of Revelyst common stock that may be granted in the form of incentive stock options under the Revelyst SIP may not exceed 5% of the issued and outstanding shares of Revelyst common stock upon the Closing, subject to adjustment and subject to the provisions of Section 422 or Section 424 of the Code or any successor provision.

Awards that May Be Issued under the Revelyst SIP

The Revelyst MDCC may grant stock options, stock appreciation rights, restricted stock and restricted stock units, dividend equivalents, performance awards, stock awards and other-stock based awards under the Revelyst SIP. Awards may be granted for no cash consideration or for any cash or other consideration as determined by the Revelyst MDCC or required by applicable law. Awards may be granted either alone or in tandem with or in substitution for any other award, except that incentive stock options may not be granted in tandem with nonqualified stock options. The term of each award will be for a period not longer than 10 years from the date of grant.

Stock Options

The Revelyst MDCC will determine the purchase price per share purchasable under any stock option granted under the Revelyst SIP, which may not be less than 100% of the fair market value of a share on the date of grant of such stock option; provided, however, that the Revelyst MDCC may designate a per share exercise price below fair market value on the date of grant if the option is granted in substitution for a stock option previously granted by an entity that is acquired by or merged with Revelyst or any of Revelyst’s affiliates. Stock options granted under the Revelyst SIP may either be incentive stock options or nonqualified stock options. The term of each option will be fixed by the Revelyst MDCC but will not be longer than 10 years from the date of grant. The Revelyst MDCC will also determine the time or times at which an option may be exercised in whole or in part and the method or methods by which and the form or forms in which payment of the exercise price may be made.

Stock Appreciation Rights

A stock appreciation right granted under the Revelyst SIP will confer on the holder thereof a right to receive upon exercise the excess of (i) the fair market value of one share on the date of exercise over (ii) the grant price of the stock appreciation right as specified by the Revelyst MDCC, which price will not be less than 100% of the fair market value of one share on the date of grant of the stock appreciation right; provided, however, that the Revelyst MDCC may designate a per share exercise price below fair market value on the date of grant if the stock appreciation right is granted in substitution for a stock appreciation right previously granted by an entity that is acquired by or merged with Revelyst or any of Revelyst’s affiliates. No stock appreciation right will become exercisable later than 10 years from the date of grant.

Restricted Stock and Restricted Stock Units

Shares of restricted stock and restricted stock units will be subject to such restrictions as the Revelyst MDCC may impose (including, without limitation, any limitation on the right to vote a share of restricted stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise, as the Revelyst MDCC may deem appropriate, provided that in no event will any dividends or dividend equivalents be paid until the vesting of the restricted stock or restricted stock units. The minimum vesting period of any such awards will be one year from the date of grant, although the Revelyst MDCC may permit acceleration of vesting of such awards, including in the event of a participant’s death, disability, retirement, separation from service or change in control. In the case of restricted stock units, no shares will be issued at the time such awards are granted. Upon the lapse or waiver of restrictions and the restricted period relating to restricted stock units evidencing the right to receive shares, such shares will be issued and delivered to the holder of the restricted stock units.

Dividend Equivalents

The Revelyst MDCC may grant dividend equivalents under which the participant will be entitled to receive payments (in cash, shares, other securities, other awards or other property as determined in the discretion of the Revelyst MDCC) equivalent to the amount of any cash dividends paid by Revelyst to holders of shares with respect to a number of shares determined by the Revelyst MDCC, provided that no dividend equivalents will be paid until the vesting of the underlying award. In no event will dividend equivalents be granted with respect to stock options, stock appreciation rights or other purchase rights.

Performance Awards

Performance awards granted under the Revelyst SIP will be denominated in shares that may be settled in shares (including, without limitation, restricted stock or restricted stock units) or cash. The Revelyst MDCC may also grant performance awards denominated in cash that may be settled or payable in cash or equivalent shares (including, without limitation, restricted stock or restricted stock units). Performance awards will be conditioned on the achievement of one or more performance goals.

Other Stock-Based Awards

The Revelyst MDCC may grant such other awards, including stock awards, that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares (including, without limitation, securities convertible into shares), as are deemed by the Revelyst MDCC to be consistent with the purpose of the Revelyst SIP. Any shares or securities delivered pursuant to a purchase right will be purchased for consideration having a value equal to at least 100% of the fair market value of such shares or other securities on the date the purchase right is granted.

Limits on Transfer

No award and no rights under any such award will be transferable by a participant other than (i) by will or by the laws of descent and distribution or (ii) by transfer of an award back to Revelyst, including a transfer of an award (but not any stock options, stock appreciation rights, purchase rights or restricted stock) to Revelyst in connection with a deferral election under a deferred compensation plan of Revelyst. Awards will be exercisable during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative. No award or right under any such award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance will be void and unenforceable against Revelyst’s or any of Revelyst’s affiliates.

Minimum Vesting Requirements

The Revelyst SIP provides that awards granted under the plan (other than cash-based awards) may vest no earlier than the first anniversary of the grant date, subject to certain exceptions set forth in the plan relating to (i) awards granted in assumption of, or substitute for, outstanding awards previously granted by a company acquired by Revelyst or any of its affiliates or with which Revelyst combines, (ii) shares of common stock delivered in lieu of fully vested cash obligations, (iii) awards to non-employee directors that vest on the earlier of the one-year anniversary of the date of grant and the next annual meeting of stockholders and (iv) additional awards granted by the Revelyst MDCC up to a maximum of five percent of the available share reserve authorized for issuance under the plan. The foregoing restriction does not apply to the Revelyst MDCC’s discretion to provide for accelerated exercisability or vesting of any award, including in cases of retirement, separation from service, death, disability or a Change in Control, in the terms of the award agreement or otherwise.

Clawback and Recoupment

Awards are subject to forfeiture and recoupment pursuant to Revelyst’s clawback and recoupment policies, and are subject to Revelyst’s share trading and other policies. Revelyst may require a Participant to forfeit, return or reimburse all or a portion of an Award and any amounts paid pursuant to the terms of such clawback or recoupment policies or as necessary or appropriate to comply with applicable laws, including Rule 10D-1 of the Exchange Act and the applicable NYSE Listing Standards implementing such rule.

Change in Control

Unless the award agreement otherwise provides, upon the occurrence of a Change in Control (as defined in the Revelyst SIP or applicable award agreement) prior to the end of the applicable vesting period of an Award, any such Award will remain outstanding and will continue to be subject to the vesting and other restrictions in accordance with its terms, without regard to the occurrence of such Change in Control. However, if the continuing or surviving company following such Change in Control does not assume or substitute an outstanding Award for a substantially equivalent award (including, without limitation, with respect to vesting schedule and intrinsic value as of the Change in Control), as determined by the Revelyst MDCC, the restrictions with respect to any outstanding unvested Award shall vest immediately prior to such Change in Control. In addition, if during the two-year period following a Change in Control, a participant’s employment is terminated by Revelyst without Cause or the participant, who is an executive officer or a participant in the Revelyst Income Security Plan, in either case, as designated by the Revelyst Board, terminates employment for Good Reason, then the restrictions with respect to any outstanding Award shall, subject to any conditions provided in the Award Agreement, lapse upon such termination of employment. Participants who are also participants in the Revelyst Income Security Plan or who are parties to an employment agreement may have award terms governed by such plan or agreements.

For Awards that constitute non-qualified deferred compensation within the meaning of Section 409A of the Code, a Change in Control shall not constitute a settlement or distribution event with respect to such Award or an event that otherwise changes the timing of settlement or distribution of such Award, unless the Change in Control also constitutes a “change in ownership” of Revelyst, a “change in effective control” of Revelyst or a “change in the ownership of a substantial portion of the assets” of Revelyst, in each case, as defined under Section 409A of the Code, although the Change in Control may result in the accelerated vesting of such Award.

Amendments to and Termination of the Revelyst SIP

The Revelyst SIP will terminate on the tenth anniversary of effectiveness. Notwithstanding the foregoing, the Revelyst Board may amend, alter, suspend, discontinue or terminate the Revelyst SIP but no such action may materially adversely affect the rights of the holder of an outstanding Award without the consent of the participant; provided, further, that, notwithstanding any other provision of the Revelyst SIP or any award agreement, prior approval of the stockholders will be required for any amendment to the Revelyst SIP that (i) requires stockholder approval under any rules or regulations of the principal securities exchange on which shares of Revelyst Common Stock are traded, any other securities exchange or the Financial Industry Regulatory Authority, Inc. that are applicable to Revelyst; (ii) increases the number of shares authorized under the Revelyst SIP; (iii) permits repricing, cancellation and replacement, or exchange of stock options, stock appreciation rights or purchase rights that are prohibited under the Revelyst SIP; or (iv) permits the award of stock options, stock appreciation rights or purchase rights at a price less than 100% of the fair market value of a share on the date of grant of such stock option, stock appreciation right or purchase right.

Subject to the provisions of the Revelyst SIP, the Revelyst MDCC may waive any conditions or rights of Revelyst under any outstanding award, prospectively or retroactively, and may amend, alter, suspend, discontinue or terminate any outstanding award, prospectively or retroactively, but no such action may materially adversely affect the rights of the holder of such award without the consent of the participant or holder or beneficiary thereof.

The Revelyst MDCC may correct any defect, supply any omission or reconcile any inconsistency in the Revelyst SIP or in any award or award agreement in the manner and to the extent it deems desirable to implement or maintain the effectiveness of the Revelyst SIP.

Revelyst Employee Stock Purchase Plan

In connection with the Transaction, Vista Outdoor intends to establish an employee stock purchase plan on Revelyst’s behalf, which is referred to herein to as the Revelyst Employee Stock Purchase Plan (the “Revelyst ESPP”). The following summary discusses what Revelyst anticipates to be the material terms of the Revelyst ESPP and is qualified in its entirety by reference to the Revelyst ESPP, which is attached as an exhibit to this Amendment. Capitalized terms used but not defined in this section have the meanings assigned thereto in the Revelyst ESPP.

Purpose

The Revelyst ESPP will provide Revelyst employees with the opportunity to purchase shares through accumulated payroll deductions at a discount from the market price, thereby providing employees with the ability to acquire an equity interest in Revelyst.

Administration

The Revelyst ESPP will be administered by the Revelyst MDCC. In its capacity as the administrator of the Revelyst ESPP, the Revelyst MDCC will have full authority to adopt administrative rules and procedures and to interpret the provisions of the Revelyst ESPP.

Shares Subject to the Revelyst ESPP

The aggregate number of shares reserved for issuance under the Revelyst ESPP will be the sum of (i) 1,000,000 and (ii) an annual increase on the first day of the fiscal year that commences following the Closing and ending with the fiscal year that commences nine years following the Closing. Such annual increase will be equal to the lesser of (a) 5% of the outstanding shares of Revelyst Common Stock on the last day of the immediately preceding fiscal year and (b) such number of shares determined by the Revelyst MDCC. No more than 5% of the issued and outstanding shares of Revelyst common stock upon the Closing may be issued under the Revelyst ESPP.

Eligibility

An employee of Revelyst (or of any designated subsidiary) is eligible to participate in the Revelyst ESPP if the employee (a) has been employed by Revelyst (or a designated subsidiary) for at least one year and (b) the employee’s customary employment is for at least twenty (20) hours per week. Employees of non-United States subsidiaries are excluded from participation in the Revelyst ESPP, subject to certain limitations.

Participation and Limitations

The Revelyst ESPP permits eligible employees (each, a “Participant”) to elect to set aside an amount, through payroll deductions, to purchase Revelyst common stock. Generally, payroll deductions will be accumulated during three-month periods (“Offering Periods”) beginning on the first day in January, April, July and October and ending on the last trading day in March, June, September, and December, respectively. At the end of each Offering Period, all funds accumulated in a Participant’s account will be used to purchase shares of Revelyst common stock at a purchase price equal to 95 percent of the fair market value of Revelyst common stock on the last trading day of such Offering Period.

No employee may purchase under the Revelyst ESPP, together with any other employee stock purchase plans, shares of Revelyst common stock having an aggregate fair market value in excess of $25,000 in any calendar year, determined as required by Section 423 of the Code. From time to time, Revelyst is permitted to set lower limits during an Offering Period.

Participants are also prohibited from purchasing Revelyst common stock on any Investment Date to the extent that, after such purchase, the Participant would own (or be considered as owning within the meaning of Section 424(d) of the Code) stock (including options) possessing 5% or more of the total combined voting power of Revelyst.

Withdrawal

Participants may withdraw their participation in the Revelyst ESPP during any Offering Period as long as notice is received more than 15 days prior to the end of an Offering Period. A Participant’s election to withdraw from an Offering Period will not have any effect on his or her eligibility to participate in succeeding Offering Periods that commence following the completion of the Offering Period from which the Participant withdraws as long as the Participant remains eligible to participate in the Revelyst ESPP.

Changes in Capitalization

In the event of a stock dividend, spin-off, stock split or combination of shares, recapitalization or merger in which Revelyst is the surviving corporation or other change in Revelyst’s capital stock (including, but not limited to, the creation or issuance to stockholders generally of rights, options or warrants for the purchase of common stock or preferred stock of Revelyst), the Revelyst MDCC will appropriately adjust the number and kind of shares of stock or securities of Revelyst to be subject to the Revelyst ESPP, the maximum number of shares or securities which may be delivered under the Revelyst ESPP, the selling price and other relevant provisions.

If Revelyst is a party to a consolidation or a merger in which Revelyst is not the surviving corporation, a transaction that results in the acquisition of substantially all of Revelyst’s outstanding stock by a single person or entity, or a sale or transfer of substantially all of Revelyst’s assets, the Revelyst MDCC may take such actions with respect to the Revelyst ESPP as the Revelyst MDCC deems appropriate.

Termination of Employment

If a Participant’s employment is terminated for any reason, he or she is no longer eligible to participate in the Revelyst ESPP. Any payroll deductions that the Participant made for the Offering Period in which his or her employment ends will be refunded and will not be used to purchase shares of Revelyst common stock.

Assignability

No rights under the Revelyst ESPP will be assignable or transferable by the Participant, except by will or the laws of inheritance following a Participant’s death.

Amendment and Termination

The Revelyst MDCC may at any time amend the Revelyst ESPP other than to increase the total number of shares of Revelyst common stock available for issuance under the Revelyst ESPP (unless the increase only reflects a change in capitalization such as a stock dividend or stock split), which will require stockholder approval. Any amendment will be subject to stockholder approval if required by federal or state law or the rules of the NYSE or to satisfy the requirements of Section 423 of the Code. The Revelyst ESPP will terminate on the tenth anniversary of effectiveness, unless earlier terminated by the Revelyst Board.

Revelyst’s Severance Plans

In connection with the Transactions, Revelyst intends to establish two severance plans, which are referred to herein as the Revelyst Income Security Plan and the Revelyst Executive Severance Plan. The following summaries describe what Revelyst anticipates to be the material terms of each of the Revelyst Income Security Plan and the Revelyst Executive Severance Plan and are qualified in their entirety by reference to the Revelyst Income Security Plan and the Revelyst Executive Severance Plan, respectively, which are attached as exhibits to this Amendment. Capitalized terms used but not defined in this section have the meanings ascribed thereto in the Revelyst Income Security Plan or the Revelyst Executive Severance Plan, as applicable.

Revelyst Income Security Plan

The Revelyst Income Security Plan provides for severance payments under certain circumstances following a change in control of Revelyst. Revelyst believes this plan will help ensure that Revelyst’s officers will remain focused on the best interests of Revelyst stockholders during periods of uncertainty regarding the officers’ future employment prospects.

Payments under the Revelyst Income Security Plan are not triggered solely by a change in control, but rather by termination of employment (that meets certain conditions specified in the plan, generally a termination of employment without “cause” or a voluntary termination with “good reason”) following a change in control.

Participants in the Revelyst Income Security Plan include Revelyst’s Section 16 Officers and key employees recommended by Revelyst’s Chief Executive Officer to be eligible, unless such persons are otherwise party to an individual agreement providing for severance benefits as a result of a termination in connection with a change in control.

Under the terms of the Revelyst Income Security Plan, in the event of a qualifying termination, generally within 24 months following and, in certain instances, within six months prior to, a change in control of Revelyst, participants would receive:
•a lump sum cash payment in an amount equal to two times the sum of the participant’s then-current annual base salary and then-current target bonus opportunity;
•a pro rata bonus for the year in which the qualifying termination occurs, paid out at target or actual performance depending on when such termination occurs;
•a lump sum cash payment equal to the amount the officer would have received under any long-term cash incentive plan, assuming target level performance;
•accelerated vesting of all outstanding unvested equity awards, with performance-based equity awards vesting at target level performance; and
•provided the officer timely elects coverage under COBRA, an amount equal to the excess, if any, of the cost of COBRA continuation coverage over the cost payable for health and dental benefits by active employees for a period of up to 18 months following such termination.

In order for eligible participants to qualify for the termination benefits provided by the Revelyst Income Security Plan, the relevant participant would be required to execute a general release of claims in favor of Revelyst.

The Revelyst Income Security Plan does not have a tax gross-up provision, and the plan automatically reduces the benefits provided to the maximum amount allowed under Section 280G of the Code in order to avoid the imposition of the excise tax provided by Section 4999 of the Code if such reduction would result in a participant receiving a greater amount than they would if they received the full amount of the benefit and paid all applicable excise and other taxes.

Revelyst Executive Severance Plan

The Revelyst Executive Severance Plan provides benefits and payments to eligible employees in the event of a termination of employment by Revelyst without Cause.

Eligible participants in the Revelyst Executive Severance Plan include Revelyst’s Section 16 Officers and any employee with seniority greater than or equal to that of Vice President who reports directly to Revelyst’s Chief Executive Officer in any given year, unless such persons are otherwise party to an individual agreement providing for severance benefits in connection with an involuntary termination for convenience or due to a layoff or reduction in workforce.

In the event of a qualifying termination of employment, eligible participants generally would be eligible to receive a lump sum payment equal to 12 months of base salary, plus an additional lump sum of $15,000 to defray health care costs.

In order for eligible participants to qualify for the termination benefits provided by the Revelyst Executive Severance Plan, the relevant participant would be required to execute a general release of claims in favor of Revelyst.

Revelyst Non-Qualified Defined Contribution Plan

In accordance with the terms of the Employee Matters Agreement, Revelyst intends to establish a non-qualified defined contribution plan in connection with the Transaction, which will assume liabilities attributable to Revelyst Employees from Vista Outdoor’s non-qualified defined plan.

Reconciliation of Certain Non-GAAP Financial Measures

The operating income, earnings before interest and income tax ("EBIT") and free cash flow results presented below and in this Amendment in connection with the discussion of fiscal year 2024 annual incentive plan achievement are non-GAAP financial measures.

Vista Outdoor defined fiscal year 2024 operating income for annual and long-term incentive plan purposes as operating income with adjustment factors approved by the Vista Outdoor MDCC. For comparison, a calculation of fiscal year 2023 EBIT as operating income plus other income, net excluding, where applicable, the results of Vista Outdoor’s Fox Racing and Simms Fishing business units, which were acquired in fiscal year 2023, has also been presented.

Vista Outdoor defined fiscal year 2024 free cash flow as cash provided from operations less capital expenditures, subject to the same adjustment factors approved by the Vista Outdoor MDCC for purposes of calculating fiscal year 2024 operating income, where applicable. For comparison, a calculation of fiscal year 2023 free cash flow, prepared using the same adjustments factors approved by the Vista Outdoor MDCC for the purposes of calculating the fiscal year 2023 EBIT, has also been presented.

These measures are being presented because they are used by the Vista Outdoor MDCC to measure performance under the Vista Outdoor annual incentive plan as applicable to Revelyst’s identified named executive officers. Vista Outdoor’s definition may differ from those used by other companies.

	FY2023			FY2024
	Vista Outdoor			Vista Outdoor
	EBIT (1)	FCF(2)		Operating Income	FCF (2)
Reported Results	$110.0	$447.4		$50.5	$370.4
(i) charges for extraordinary items and other unusual or non-recurring items of loss or gain		$(44.3)		$1.0	$—
(ii) asset impairments	$374.4	$—		$218.9	$—
(iii) litigation or claim judgments or settlements	$—	$—		$—	$—
(iv) changes in the Internal Revenue Code or tax rates	$—			$—
(v) changes in accounting principles	$—	$—		$—	$—
(vi) changes in other laws, regulations or other provisions affecting reported results	$—	$—		$12.3	$5.8
(vii) charges relating to restructurings, discontinued operations, severance and contract termination and other costs incurred in rationalizing certain business activities	$45.4	$31.0		$62.0	$30.9
(viii) gains or losses from the acquisition or disposition of businesses or assets or from the early extinguishment of debt, including the operating results of any business acquired or disposed of in the year of such acquisition or disposal	$(6.7)	$12.4		$15.3	$14.4
(ix) foreign currency exchange gains or losses	$—	$—	$—	$—	$—
(x) Adjustments for divested business units	$—	$—		$—	$—
(xi) changes as a result of Coronavirus	$—	$—		$—	$—

Total Adjustments	$413.1	$(0.9)		$309.5	$51.1

Pro Forma Adjusted Results for Incentive Plan Purposes	$523.1	$446.5		$360.0	$421.5
(1) Reported EBIT is defined as operating income plus other income, net.
(2) Reported Free Cash Flow (FCF) is defined as cash provided from operations less capital expenditures.

CEO Pay Ratio

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and item 402(u) of the SEC's Regulation S-K, we are providing information about the relationship of the annual total compensation of our median employee and the annual total compensation of our principal executive officer, Chief Executive Officer, Eric C. Nyman. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with item 402(u) of the SEC's Regulation S-K.

We have estimated the median of the fiscal year 2024 annual total compensation of our employees, excluding Mr. Nyman, selected the median employee pursuant to the analysis described below, and determined that the annual total compensation of the median employee for the period was $67,370. The total fiscal year 2024 compensation of Mr. Nyman was $14,203,370 as disclosed in the Summary Compensation Table. The ratio of the total compensation of Mr. Nyman to the annual total compensation of our median employee was 211 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with the rules of the Securities and Exchange Commission. However, we believe these amounts are artificially inflated because the amounts shown in the Summary Compensation Table include: (i) as discussed in “other Cash and Equity Awards”, the Nyman Sign-On Award; (ii) as discussed in “Timing of Equity Grants”, full LTI grants for fiscal year 2025, the timing and form of which were changed due to the pendency of the Transactions; and (iii) as discussed in “280G Mitigation Actions Related to the Transaction”, amounts ordinarily payable in fiscal year 2025 but advanced to fiscal year 2024 to mitigate the potential adverse tax impact to the Company and the Executive due to the Transaction.

The following paragraphs provide important context related to our employee population and describe the methodology and the material assumptions, adjustments, and estimates that we used to determine the median employee and calculate this ratio.

We selected March 31, 2024, the end of our fiscal year, as the date upon which we would identify the “median employee,” because it enabled us to make such identification in a reasonably efficient and economical manner. In accordance with SEC rules, we choose to reference the annualized compensation of our principal executive officer serving in such position as of such date.

Earnings of our employees outside the United States were converted to U.S. dollars using the currency exchange rates as of March 31, 2024. Under the "de minimus" exemption in Item 402(u)(4)(ii), 484 employees located in Puerto Rico and 272 employees located in Mexico were not included. We did not make any cost of living adjustments.

To identify the median employee, we utilized the annualized fiscal year 2024 base salary for our consistently applied compensation measure because we believe that this measure reasonably reflects the annual compensation of our employees. We have estimated the median of the fiscal year 2024 annual base salary of our employees, excluding Mr. Nyman, to be $62,379.

Using this measure, we identified a median employee who is a full-time, hourly distribution employee located in the United States. Once we identified this median employee, we totaled all of the elements of the employee’s compensation for fiscal year 2024, including hourly wages and overtime, if any, in accordance with the requirements of the applicable rules of the Securities and Exchange Commission. This resulted in an annual total compensation of $67,370.

The Securities and Exchange Commission's rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, our pay ratio may not be comparable to the pay ratio reported by other companies, as other companies could have headquarters and offices in different countries, have different employee populations and compensation practices, and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

Revelyst Director Compensation

The current Directors of Revelyst, Inc. are Andrew Keegan and Jung Choi. Mr. Keegan and Ms. Choi do not receive additional compensation for their service as Directors. For their full compensation information see “Named Executive Officer Compensation Tables.” Upon Closing, it is anticipated that Mr. Keegan and Ms. Choi will cease to serve as Directors of Revelyst and the Revelyst Board will be appointed.

The Vista Outdoor Board has approved an initial compensation program for Revelyst’s non-employee directors, consisting of:
•an annual award of restricted stock units, valued at $140,000 at the time of grant;
•an annual cash retainer of $95,000;
•an additional annual cash retainer of $105,000 for the independent Chair of the Revelyst Board; and
•an additional annual cash retainer of $15,000 for the Chair of the Revelyst Audit Committee, $10,000 for the Chair of the Revelyst MDCC and $10,000 for the Chair of the Revelyst Nominating and Governance Committee.

Revelyst’s non-employee directors will also receive a one-time grant of restricted stock units with a grant-date value of $110,000 upon the effective date of their appointment to the Revelyst Board, which will vest in three equal installments on the first, second and third anniversaries of the grant date.

In connection with the Transactions, the Vista Outdoor Board authorized a one-time cash payment of $95,000 to each of its non-employee directors, which include Revelyst non-employee directors, payable on April 15, 2024, in recognition for their significant contributions and exceptional commitment of time and effort in connection with the separation of the Revelyst Business from the Sporting Products Business.

Compensation Committee Interlocks and Insider Participation
During the fiscal year ended March 31, 2024, Revelyst was not an independent company and did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who served as Revelyst’s executive officers for that fiscal year were made by Vista Outdoor as described in more detail under Item 11 beginning on page 10.

Management Development and Compensation Committee Report
The Vista Outdoor Management Development and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Vista Outdoor’s management. Based on this review and these discussions with management, the Vista Outdoor Management Development and Compensation Committee recommended to the Vista Outdoor Board that the Compensation Discussion and Analysis be included in this Amendment.
This report is provided by the:
Vista Outdoor Management Development and Compensation Committee
Michael D. Robinson, Chair
Michael Callahan
Bruce Grooms
Robert M. Tarola
Lynn M. Utter

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
Revelyst, Inc. did not have any securities authorized for issuance under equity compensation plans during the most recently completed fiscal year.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table shows the number of shares of Revelyst common stock “beneficially owned” (as such term is defined by the SEC) as of July 1, 2024 by each person known to beneficially own more than 5% of Revelyst’s common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares Outstanding
Vista Outdoor Inc. 1 Vista Way Anoka, Minnesota 55303	1,000	(a)	100.0%
	1,000		100.00%
(a)Based on the Company’s Certificate of Incorporation wherein the Corporation is authorized to issue 1,000 shares of common stock, with par value $0.01 per share, and Stock Certificate #1 of Revelyst, Inc. showing 1,000 shares issued to Vista Outdoor Inc.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

    The following table shows the number of shares of Vista Outdoor common stock “beneficially owned” (as such term is defined by the SEC) as of July 1, 2024 by (1) each of Revelyst’s directors and nominees, (2) each Revelyst named executive officer identified in the Named Executive Officer Tables included in this 10-K/A, and (3) all of the directors and executive officers as a group. Unless otherwise noted, the persons listed in the table have sole voting and investment powers with respect to the shares of common stock owned by them.

Name of Beneficial Owner	Common Stock	Stock that May Be Acquired Within 60 Days (1)	Total Beneficial Ownership (2)	Percent of Shares Outstanding
Eric C. Nyman	15,199	34,095	49,294	*
Andrew J. Keegan	26,421	2,867	29,288	*
Y. Jung Choi	—	—	—	*
Joyce A. Butler	—	—	—	*
Michael Callahan	55,362	4,871	60,233	*
Gerard Gibbons	6,132	6,143	12,275	*
Bruce E. Grooms	6,132	6,143	12,275	*
Gary L. McArthur	106,502	14,475	120,977	*
Michael D. Robinson	21,430	13,366	34,796	*
Robert M. Tarola	62,468	4,871	67,339	*
Lynn Utter	18,203	22,957	41,160	*
All directors and officers as a group (11 persons)	317,849	109,788	427,637	*

(1)For executive officers, this amount includes shares underlying Vista Outdoor stock options that are exercisable within 60 days after July 1, 2024 and assumes the issuance of the shares covered by the exercisable stock options held by each person or the group, as applicable. For directors, this amount includes Vista Outdoor RSUs that have vested or will vest within 60 days after July 1, 2024 or for which delivery of the shares of common stock underlying the stock units is deferred until the director’s service with the Vista Outdoor Board ends.
(2)Excludes Vista Outdoor RSUs and deferred stock units without voting rights under Vista Outdoor’s 2014 Stock Incentive Plan or 2020 Stock Incentive Plan that will not vest within 60 days of July 1, 2024.

The following represents the unvested stock-settled RSUs held by Revelyst’s identified named executive officers and directors which will be settled in an equivalent number of shares of Vista Outdoor common stock upon vesting and the unvested deferred stock units without voting rights held by Vista Outdoor’s directors under the Vista Outdoor 2014 Stock Incentive Plan or 2020 Stock Incentive Plan as of July 1, 2024.

Name of Beneficial Owner	Stock Settled Restricted Stock Units and Deferred Stock Units
Eric C. Nyman	295,225
Andrew J. Keegan	66,374
Y. Jung Choi	27,496
Joyce A. Butler	24,580
Michael Callahan	4,871
Gerard Gibbons	7,416
Bruce E. Grooms	7,416
Gary L. McArthur	3,155
Michael D. Robinson	4,871
Robert M. Tarola	4,871
Lynn Utter	8,698
All current directors and officers as a group (11 persons)	454,973

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policy and Procedures Governing Related Person Transactions

Prior to the Closing, the Revelyst Board will adopt a written policy and procedures for the review and approval of transactions, arrangements or relationships involving Revelyst and its directors, nominees for director, executive officers, any immediate family members of such persons, and any persons known by Revelyst to be beneficial owners of more than 5% of Revelyst’s voting securities. Revelyst expects that pursuant to such policy, the Revelyst Nominating and Governance Committee will be responsible for reviewing any transactions with related persons that would be disclosable pursuant to applicable SEC rules. Revelyst expects that in considering such transactions, the Revelyst Nominating and Governance Committee will consider the relevant facts and circumstances available to it regarding the transaction, including the material facts as to the director’s or officer’s relationship to or interest in the transaction. Revelyst expects that the Revelyst Nominating and Governance Committee will recommend to the Revelyst Board approval of a transaction if it determines, in good faith, that the transaction is in, or is not inconsistent with, the best interests of Revelyst and its stockholders. Revelyst expects the policy to require that any member of the Revelyst Nominating and Governance Committee who has an interest in the transaction under consideration must abstain from voting on the transaction, but may, if so requested by the Chair of the Revelyst Nominating and Governance Committee, participate in all or some of the Revelyst Nominating and Governance Committee’s discussions of the transaction.

Revelyst Director Independence

Under the applicable rules of the NYSE, a majority of the Revelyst Board must be independent. The Revelyst Board is expected to affirmatively determine that each of its directors, other than Eric Nyman, Revelyst’s Chief Executive Officer, has no material relationship with Revelyst and is independent. The Revelyst Audit Committee, Revelyst Nominating and Governance Committee and Revelyst MDCC will each be composed solely of independent directors.
Revelyst expects that each year, its directors will be required to complete a questionnaire that is designed to, among other things, provide information to assist the Revelyst Board in determining whether the director is independent. Revelyst expects that any person nominated for election as a director will also be required to complete a questionnaire no later than the date he or she will be recommended for nomination by the Revelyst Nominating and Governance Committee. The Revelyst Nominating and Governance Committee is expected to review all transactions and relationships disclosed in the director questionnaires. Each year, the Revelyst Board is expected to make a formal determination regarding each director’s independence.

In order to qualify as independent, a director must qualify as independent under the applicable rules of the NYSE and the Revelyst Board must also affirmatively determine, in its business judgment and in consideration of all relevant facts and circumstances, that the director has no relationship with Revelyst that is material to that director’s ability to be independent from management. The Revelyst Nominating and Governance Committee and the Revelyst Board are expected to review all transactions and relationships between Revelyst and its directors, their immediate family members and entities with which they are affiliated and determine whether they are made or established in the ordinary course of business and whether the director has a material relationship with Revelyst.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Deloitte & Touche LLP acts as Vista Outdoor's and Revelyst’s independent registered public accounting firm.
Annually, the Vista Outdoor Audit Committee reviews and pre-approves the audit services to be provided by our independent registered public accounting firm (independent auditors) for the fiscal year, including the financial plan for the audit fees and services. The Vista Outdoor Audit Committee also is responsible for the audit fee negotiations associated with the retention of the independent auditors. In addition, the Vista Outdoor Audit Committee annually provides pre-approval for designated types of services that may be provided by the independent auditors without obtaining specific pre-approval from the Vista Outdoor Audit Committee, subject to an annual dollar limitation and other terms specified by the Committee in its pre-approval policy. In accordance with the pre-approval policy, Vista Outdoor’s Chief Financial Officer reports to the Vista Outdoor Audit Committee at each regular meeting of the Committee the specific services provided by the independent auditor and the dollar amounts of fees paid for such services since the last Committee meeting. Any other service to be provided by the independent auditor requires specific pre-approval by the Vista Outdoor Audit Committee. As part of its pre-approval policy, the Vista Outdoor Audit Committee considers whether the provision of any proposed non-audit services is consistent with auditor independence. The Vista Outdoor Audit Committee has delegated to the Chair of the Committee the authority to grant pre-approvals. Any pre-approval granted by the Chair of the Vista Outdoor Audit Committee is presented to the full Committee at its next scheduled meeting.
Revelyst did not pay any fees for professional services to our independent registered public accounting firm for fiscal year 2023. Prior to the Separation, Vista Outdoor paid any audit, audit-related, tax, or other fees related to our business. Fees for professional services provided by our independent registered public accounting firm for fiscal year 2024 were as follows:

Fiscal Year Ended 3/31/2024
Audit Fees	$990,000
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Total Fees	$990,000
The Audit Fees billed or to be billed for the fiscal year ended March 31, 2024, and March 31, 2023, were for professional services rendered for audits of Revelyst’s annual consolidated financial statements included in Revelyst’s registration statement on Form S-4 (File No. 333-276525) for fiscal year 2023 and the Form 10-K for fiscal year 2024.

PART IV
ITEM 15.    EXHIBITS
(a)   Documents filed as part of this Report
1.     Exhibits
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

3.1		Form of Amended and Restated Certificate of Incorporation of Revelyst, Inc. (included as Exhibit 3.1 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
3.2		Form of Amended and Restated Bylaws of Revelyst, Inc. (included as Exhibit 3.2 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)
4.1		Common Stock Certificate of Revelyst, Inc. issued to Vista Outdoor Inc. (included as Exhibit 4.1 to the Annual Report on Form 10-K filed on June 28, 2024)
4.2		Description of Common Stock (included as Exhibit 4.2 to the Annual Report on Form 10-K, filed June 28, 2024)
10.1	+
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
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32 to the Annual Report on Form 10-K, filed June 28, 2024).

104	*	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
* Updated with this Amendment
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

REVELYST, INC.

Date: July 29, 2024	By:	/s/ Andrew Keegan
	Name:	Andrew Keegan
	Title:	Chief Financial Officer
________________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and indicated on July 29, 2024.

Signature	Title

Principal Executive Officer

/s/ Eric Nyman	President and Chief Executive Officer
Eric Nyman

Principal Financial and Accounting Officer

/s/ Andrew Keegan	Chief Financial Officer
Andrew Keegan

Directors

/s/ Andrew Keegan	Director
Andrew Keegan

/s/ Jung Choi	Director
Jung Choi