Form 10-Q
period 2024-06-30
Revelyst, Inc.
filed 2024-08-14
CIK 1943705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 12, 2024, there were 1,000 shares of the registrant's voting common stock outstanding.

PART I
ITEM 1.    FINANCIAL STATEMENTS
REVELYST, INC.
BALANCE SHEETS

Unaudited
(Amounts in thousands except share data)	June 30, 2024	March 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Liabilities	$—	$—
Total liabilities	—	—

Stockholder equity:
Common stock—$0.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—1,000 shares as of June 30, 2024 and 1,000 shares as of March 31, 2024	10	10
Stock subscription receivable	(10)	(10)
Total stockholder equity	—	—
Total liabilities and stockholder equity	$—	$—
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
On May 27, 2024, the parties entered into the first amendment to the Merger Agreement (the “First Amendment”). The First Amendment:
1.increases the base purchase price from $1,910,000 to $1,960,000;
2.increases the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Vista Outdoor employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units , including vesting terms, to the extent necessary to address adverse tax consequences to such employees and Vista Outdoor under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
On July 7, 2024, the Parties entered into the third amendment to the Merger Agreement (the “Third Amendment”). The Third Amendment:
1.increased the base purchase price from $2,000,000 to $2,100,000; and
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the Parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is subject to approval of Vista Outdoor’s stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Announcement Review of Strategic Alternatives
On July 30, 2024, Vista Outdoor announced their Board of Directors (the “Board”) decided to commence a review of strategic alternatives which includes: (i) the exploration of a full range of alternatives for Revelyst, including a potential sale of Revelyst, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire Vista Outdoor in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of Revelyst and The Kinetic Group through a spin-off. CSG is also considering an acquisition of Revelyst with potential partners (in addition to its proposed acquisition of The Kinetic Group).
There can be no assurance regarding the ultimate timing of the strategic alternatives review process and there can be no assurance that this process will result in Vista Outdoor pursuing any transaction or other strategic alternative.
Vista Outdoor remains bound by the terms of the Merger Agreement with CSG and their Board continues to recommend Vista Outdoor stockholders vote in favor of the proposal to adopt the Merger Agreement with CSG.
2. Basis of Presentation and Accounting
The balance sheet is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of comprehensive income, changes in stockholder equity, and cash flows have not been presented because there have been no operations since the Company was formed.
3. Stockholder Equity
As of June 30, 2024, we had 1,000 issued and outstanding shares of common stock or preferred stock.

REVELYST BUSINESS
CONDENSED COMBINED BALANCE SHEETS

	Unaudited
(Amounts in thousands)	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,738	$22,946
Net receivables	196,035	209,492
Net inventories	283,080	293,746
Prepaid expenses	23,318	23,094
Income tax receivable	686	1,441
Other current assets	7,757	6,708
Total current assets	540,614	557,427
Net property, plant, and equipment	49,241	61,493
Operating lease assets	93,957	99,705
Goodwill	232,145	232,145
Net intangible assets	555,061	569,314
Other non-current assets	55,495	54,779
Total assets	$1,526,513	$1,574,863
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$85,166	$87,038
Accrued compensation	18,467	19,649
Sales and other taxes payable	11,297	12,622
Other current liabilities	101,351	87,054
Total current liabilities	216,281	206,363
Deferred income tax liabilities	13,219	12,755
Long-term operating lease liabilities	95,316	100,070
Other long-term liabilities	18,879	21,827
Total liabilities	343,695	341,015
Commitments and contingencies (Note 15)
Parent company equity
Parent company investment	1,188,364	1,239,462
Accumulated other comprehensive loss	(5,546)	(5,614)
Total parent company equity	1,182,818	1,233,848
Total liabilities and parent company equity	$1,526,513	$1,574,863
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three months ended
(Amounts in thousands)	June 30, 2024	June 25, 2023
Sales, net (including related party sales of $476 and $4,845 for the three months ended June 30, 2024 and June 25, 2023, respectively)	$274,220	$321,443
Cost of sales	192,830	226,717
Gross profit	81,390	94,726
Operating expenses:
Research and development	10,523	10,364
Selling, general, and administrative	91,277	89,659
Gain on divestiture (Note 6)	(19,659)	—
Operating loss	(751)	(5,297)
Other expense	(77)	(541)
Interest income	14	42
Income loss before income taxes	(814)	(5,796)
Income tax (provision) benefit	(472)	438
Net loss	$(1,286)	$(5,358)

Net loss (from above)	$(1,286)	$(5,358)
Other comprehensive income, net of tax:
Change in derivative instruments, net of tax expense of $0 and $(222)	317	696
Change in cumulative translation adjustment, net of tax of $0 and $0	(249)	664
Total other comprehensive income	68	1,360
Comprehensive loss	$(1,218)	$(3,998)
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
(Amounts in thousands)	June 30, 2024	June 25, 2023
Operating Activities
Net loss	$(1,286)	$(5,358)
Adjustments to net loss to arrive at cash provided by operating activities:
Depreciation	4,309	4,956
Amortization of intangible assets	12,424	12,648
Impairment of long-lived assets	8,043	—
Gain on sale of business (Note 6)	(19,659)	—
Deferred income taxes	464	516
Foreign currency translation losses (gains), net	55	(1,272)
(Gain) loss on disposal of property, plant, and equipment	396	(60)
Share-based compensation	1,812	1,723
Changes in assets and liabilities:
Net receivables	13,455	(19,291)
Net inventories	2,503	14,310
Prepaid expenses	(224)	7,530
Accounts payable	(4,991)	31,967
Accrued compensation	(1,182)	(742)
Accrued income taxes	755	(105)
Sales tax	(1,325)	(217)
Other assets and liabilities	11,297	16,462
Cash provided by operating activities	26,846	63,067
Investing Activities
Capital expenditures	(232)	(3,445)
Proceeds from the sale of business	33,400	—
Proceeds from the disposition of property, plant and equipment	—	120
Asset acquisition	(263)	—
Cash provided by (used for) investing activities	32,905	(3,325)
Financing Activities
Net transfers to Parent	(51,940)	(36,722)
Payments made for contingent consideration	(750)	(8,585)
Cash used for financing activities	(52,690)	(45,307)
Effect of foreign currency exchange rate fluctuations on cash	(269)	433
Increase in cash and cash equivalents	6,792	14,868
Cash and cash equivalents at beginning of period	22,946	15,541
Cash and cash equivalents at end of period	$29,738	$30,409
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$2,707	$1,596
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
CONDENSED COMBINED STATEMENTS OF PARENT COMPANY EQUITY (unaudited)

(Amounts in thousands)	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance, March 31, 2024	$1,239,462	$(5,614)	$1,233,848
Comprehensive income (loss)	(1,286)	68	(1,218)
Net transfers to Parent	(49,812)	—	(49,812)
Balance, June 30, 2024	$1,188,364	$(5,546)	$1,182,818

Balance, March 31, 2023	$1,593,826	$(8,160)	$1,585,666
Comprehensive income (loss)	(5,358)	1,360	(3,998)
Net transfers to Parent	(34,999)	—	(34,999)
Balance, June 25, 2023	$1,553,469	$(6,800)	$1,546,669
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Background and Basis of Presentation
Separation from Vista Outdoor Inc.
Revelyst, Inc. (the “Company”, “Revelyst”) was incorporated in Delaware on August 16, 2022. The Company was formed for the purpose of effecting a separation from Vista Outdoor and is currently a wholly owned subsidiary of Vista Outdoor. Vista Outdoor Inc. (“Vista Outdoor”) entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), (the “Sporting Products Sale”) for an enterprise value of $1,910,000 (the “base purchase price”) on a cash-free, debt-free basis subject to working capital adjustments. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst Business”, “we”, “our”, and “us”, unless the context otherwise requires, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock, par value $0.01 per share, of Vista Outdoor ("Vista Outdoor Common Stock") outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash (“Cash Consideration”).
On May 27, 2024, the parties entered into the first amendment to the Merger Agreement (the “First Amendment”). The First Amendment:
1.increases the base purchase price from $1,910,000 to $1,960,000;
2.increases the Cash Consideration from $12.90 to $16.00 in cash per share of Vista Outdoor Common Stock; and
3.provided that certain Vista Outdoor restricted stock units held by Vista Outdoor employees will be converted into restricted cash awards, subject to the same terms and conditions as the corresponding Vista Outdoor restricted stock units , including vesting terms, to the extent necessary to address adverse tax consequences to such employees and Vista Outdoor under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended from time to time.
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
On July 7, 2024, the Parties entered into the third amendment to the Merger Agreement (the “Third Amendment”). The Third Amendment:
1.increased the base purchase price from $2,000,000 to $2,100,000; and
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the Parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is subject to approval of Vista Outdoor’s stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.

Announcement Review of Strategic Alternatives
On July 30, 2024, Vista Outdoor announced their Board of Directors (the “Vista Outdoor Board”) decided to commence a review of strategic alternatives which includes: (i) the exploration of a full range of alternatives for the Revelyst Business, including a potential sale of the Revelyst Business, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire Vista Outdoor in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of the Revelyst Business and The Kinetic Group through a spin-off. CSG is also considering an acquisition of the Revelyst Business with potential partners (in addition to its proposed acquisition of The Kinetic Group).
There can be no assurance regarding the ultimate timing of the strategic alternatives review process and there can be no assurance that this process will result in Vista Outdoor pursuing any transaction or other strategic alternative.
Vista Outdoor remains bound by the terms of the Merger Agreement with CSG and the Vista Outdoor Board continues to recommend Vista Outdoor stockholders vote in favor of the proposal to adopt the Merger Agreement with CSG.
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
Basis of Combination. These unaudited condensed combined financial statements reflect the historical financial position, results of operations and cash flows for the periods presented as we are managed within Vista Outdoor. The condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. The condensed combined financial statements have been prepared in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America. The condensed combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent company during the periods presented.
The condensed combined financial statements include expense allocations for certain functions provided by Vista Outdoor, including, but not limited to, general corporate expenses related to management, finance, legal, information technology, human resources, communications, supply chain and insurance. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of revenue, headcount or other measures. During the three months ended June 30, 2024 we were allocated $(19,659) of gain on divestiture and $18,759 of general corporate expenses and for the three months ended June 25, 2023 were allocated $12,262 of general corporate expenses. General corporate expenses are included within selling, general and administrative expenses in the condensed combined statements of comprehensive loss. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expenses we would have incurred if we had been an independent company for the periods presented. Actual costs that may have been incurred if we had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. We are unable to determine what such costs would have been had we been independent. Following the closing of the Sporting Products Sale (the “Closing”), we may perform these functions using its own resources or purchased services.
All intercompany transactions have been eliminated in the Vista Outdoor consolidation process. Related party transactions between us and Vista Outdoor have been included in these condensed combined financial statements. The aggregate net effect of related party transactions not historically settled in cash between us and Vista Outdoor has been reflected in the condensed combined balance sheets as “Parent company investment” and in the condensed combined statements of cash flows as “Net transfers to Parent” within financing activities.
Vista Outdoor utilizes a centralized approach to cash management and financing its operations. This arrangement is not reflective of the manner in which we would have been able to finance its operations had it been independent from Vista Outdoor. The cash and cash equivalents held by Vista Outdoor at the corporate level are not specifically identifiable to us and therefore have not been reflected in our condensed combined balance sheets. Cash transfers between Vista Outdoor and us are recorded through the Parent company investment account. Cash and cash equivalents in the condensed combined balance sheets represents cash and temporary investments held locally by us.
The condensed combined financial statements include certain assets and liabilities that have historically been held at the Vista Outdoor corporate level but are specifically identifiable or otherwise attributable to us. Vista Outdoor’s third-party debt and the related interest expense have not been allocated to us for any of the periods presented, as we are not the primary obligor of such debt.
Use of Estimates. The preparation of condensed combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. We review our estimates to ensure that these estimates properly reflect changes in our business or as new information becomes available. See our discussion of Critical Accounting Policies and Estimates in Part I, Item 2 of this Quarterly Report.
2. Fair Value of Financial Instruments
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
Derivative Financial Instruments
Hedging instruments (See Note 4, Derivative Financial Instruments) are re-measured on a recurring basis using daily market foreign currency rates and are therefore categorized within Level 2 of the fair value hierarchy.
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the condensed combined statements of comprehensive loss. The estimated fair values of contingent consideration payable related to our acquisition of Stone Glacier as of June 30, 2024 is $2,806.
Following is a summary of our contingent consideration liability Level 3 activity during the three months ended June 30, 2024:

Balance, March 31, 2024	$3,556
Payments made	(750)
Balance, June 30, 2024	$2,806
Contingent consideration liabilities are reported under the following captions in the condensed combined balance sheets:

	June 30, 2024	March 31, 2024
Other current liabilities	$2,806	$750
Other long-term liabilities	—	2,806
Total	$2,806	$3,556
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities as of June 30, 2024 and March 31, 2024 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of June 30, 2024 and March 31, 2024 are categorized within Level 1 of the fair value hierarchy.
Long-lived assets measured on a non-recurring basis
We periodically evaluate the recoverability of the carrying amount of our long-lived assets, including amortizing intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired. See Note 6, Divestitures and Acquisitions, for discussion of impairment recorded during the first fiscal quarter related to a divestiture completed in the second fiscal quarter of 2025. See Note 3. Leases, for discussion of right of use asset (ROU) impairments during the first fiscal quarter of 2025. Significant assumptions were used to estimate fair value of long-lived assets, which were categorized within Level 3 of the fair value hierarchy. See Note 12, Restructuring, for discussion of long-lived asset impairments related to our GEAR Up restructuring plan during the first fiscal quarter of 2025.
3. Leases
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
The amounts of assets and liabilities related to our operating leases were as follows:

	Balance sheet caption	June 30, 2024	March 31, 2024
Assets:
Operating lease assets	Operating lease assets	$93,957	$99,705

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$12,720	$12,117
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	95,316	100,070
Total lease liabilities		$108,036	$112,187
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the condensed combined statements of comprehensive loss. The components of lease expense were as follows:

	Three months ended
	June 30, 2024	June 25, 2023
Fixed operating lease costs(1)	$5,406	$6,004
Variable operating lease costs	1,085	1,083
Operating and Sublease income	(160)	(192)
Net lease costs	$6,331	$6,895
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	June 30, 2024	March 31, 2024
Weighted average remaining lease term (years):
Operating leases	9.15	9.21

Weighted average discount rate:
Operating leases	8.73%	8.68%

The approximate future minimum lease payments under operating leases as of June 30, 2024 were as follows:

Remainder of fiscal year 2025	$16,125
Fiscal year 2026	20,136
Fiscal year 2027	18,355
Fiscal year 2028	16,699
Fiscal year 2029	16,095
Thereafter	72,882
Total lease payments	160,292
Less imputed interest	(52,256)
Present value of lease liabilities	$108,036
Supplemental cash flow information related to leases is as follows:

	Three months ended
	June 30, 2024	June 25, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,398	$5,948
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$61	$2,751
ROU asset re-measurement	(1,249)	(626)
As part of our GEAR Up restructuring plan, we made a strategic decision to close and impair office locations that were no longer being used as intended or are actively being marketed for sublease. Accordingly, during the first fiscal quarter of 2025, we recognized a ROU asset impairment of $1,612 reducing the carrying value of the lease asset to its estimated fair value, included in selling, general, and administrative on our condensed combined statements of comprehensive loss.
4. Derivative Financial Instruments
Foreign Exchange Risk
In the normal course of business, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of our international subsidiaries. We use designated cash flow hedges in the form of foreign currency forward contracts as part of our strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros and Canadian Dollars.
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months to 15 months from their inception. As of June 30, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $32,851. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
During the three months ended June 30, 2024 and June 25, 2023, we recorded net foreign currency translation (loss) gain of $(79) and $239, respectively, on the condensed combined statements of comprehensive loss within other expense, net.
The following tables summarize the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed combined balance sheets:

		Asset (liability) derivatives fair value as of
Derivatives designated as cash flow hedging instruments	Balance sheet location	June 30, 2024	March 31, 2024
Foreign currency forward contracts	Other current assets	$312	$—
Foreign currency forward contracts	Other current liabilities	—	(4)
Total		$312	$(4)
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed combined financial statements:

	Gain (loss) recognized in other comprehensive loss
	Three months ended
Derivatives designated as cash flow hedging instruments	June 30, 2024	June 25, 2023
Foreign currency forward contracts	$330	$(161)
Total gain (loss)	$330	$(161)

		Gain (loss) reclassified from other comprehensive loss into earnings
		Three months ended
Derivatives designated as cash flow hedging instruments:	Location	June 30, 2024	June 25, 2023
Foreign currency forward contracts	Cost of sales	$—	$(400)
Foreign currency forward contracts	Other income (expense), net	13	(679)
Total gain (loss)		$13	$(1,079)
5. Revenue Recognition
Our disaggregated revenue is fully disclosed by reportable segments and by geographic area in Note 17, Operating Segment Information.
For the majority of our contracts with customers, we recognize revenue for our products at a point in time upon the transfer of control of the products to the customer, which typically occurs upon shipment and coincides with our right to payment, the transfer of legal title, and the transfer of the significant risks and rewards of ownership of the product. For our contracts that include bundled and hardware and software sales, revenue related to delivered hardware and bundled software is recognized when control has transferred to the customer, which typically occurs upon shipment. The immaterial amount of revenue allocated to unspecified software update rights is deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.
Typically, our contracts require customers to pay within 30-60 days of product delivery with a discount available to some customers for early payment. In some cases, we offer extended payment terms to customers. However, we do not consider these extended payment terms to be a significant financing component of the contract because the payment terms are less than a year.
Our contracts with customers may have shipping terms that indicate a transfer of control of the products upon their arrival at the destination rather than upon shipment. In those cases, we recognize revenue only when the product reaches the customer destination, which may require us to estimate the timing of transfer of control based on the expected delivery date. In all cases, however, we consider our costs related to shipping and handling to be a cost of fulfilling the contract with the customer.
The total amount of revenue we recognize for the sale of our products reflects various sales adjustments for discounts, returns, refunds, allowances, rebates, and other customer incentives. These sales adjustments can vary based on market conditions, customer preferences, timing of customer payments, volume of products sold, and timing of new product launches. These adjustments require management to make reasonable estimates of the amount we expect to receive from the customer. We estimate sales adjustments by customer or by product category on the basis of our historical experience with similar contracts with customers, adjusted as necessary to reflect current facts and circumstances and our expectations for the future. Sales taxes, federal excise taxes, and other similar taxes are excluded from revenue.
For our contracts that have multiple performance obligations, which represent promises within an arrangement that are distinct, we allocate revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”).

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
6. Divestitures and Acquisitions
Divestitures
Subsequent to June 30, 2024, we executed an agreement to sell our wood pellet manufacturing company, Fiber Energy Products. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. The decision to divest this business triggered a quantitative impairment analysis as of June 30, 2024. We recorded a $6,336 fixed asset impairment during the first quarter of fiscal year 2025 to write down the carrying value of the Fiber Energy facilities and equipment to their fair value, which is included in selling, general, and administrative on our condensed combined statements of comprehensive loss. The key assumption in the fair value analysis was the proposed purchase price as of June 30, 2024. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations.
On May 1, 2024, we completed the divestiture of the RCBS brand. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. During the three months ended June 30, 2024 we recognized a pretax gain on this divestiture of approximately $19,659, which is included in gain on divestiture on our condensed combined statements of comprehensive loss. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations.
Acquisitions
During the fourth quarter of fiscal year 2024, we acquired PinSeeker, a leader in virtual network of golfers, allowing players to compete globally in real-time. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as post-close working capital adjustments becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. The acquisition is not significant to our condensed combined financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
7. Receivables
Our trade accounts receivables are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition, and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.
Net receivables are summarized as follows:

	June 30, 2024	March 31, 2024
Trade receivables	$190,495	$206,604
Other receivables	13,797	12,116
Less: allowance for estimated credit losses and discounts	(8,257)	(9,228)
Net receivables	$196,035	$209,492

Walmart represented 18% and 12% of the total trade receivables balance as of June 30, 2024 and March 31, 2024, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2024	$9,228
Provision for credit losses	(723)
Write-off of uncollectible amounts, net of recoveries	(248)
Balance, June 30, 2024	$8,257
8. Inventories
Net inventories consist of the following:

	June 30, 2024	March 31, 2024
Raw materials	$63,944	$69,957
Work in process	9,750	11,186
Finished goods	209,386	212,603
Net inventories	$283,080	$293,746
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheet net of reserves within deferred charges and other non-current assets and totaled $38,943 and $38,683 as of June 30, 2024 and March 31, 2024, respectively.
9. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	June 30, 2024	March 31, 2024
Derivatives	$335	$18
Cumulative translation adjustment	(5,881)	(5,632)
Total AOCL	$(5,546)	$(5,614)
The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives and foreign currency translation, net of income tax:

	Three months ended
	June 30, 2024			June 25, 2023
	Derivatives	Cumulative translation adjustment	Total	Derivatives	Cumulative translation adjustment	Total
Beginning balance in AOCL	$18	$(5,632)	$(5,614)	$(2,416)	$(5,744)	$(8,160)
Change in fair value of derivatives	330	—	330	(161)	—	(161)
Income tax impact on derivative instruments	—	—	—	(222)	—	(222)
Net (gain) loss reclassified from AOCL	(13)	—	(13)	1,079	—	1,079
Net change in cumulative translation adjustment	—	(249)	(249)	—	664	664
Ending balance in AOCL	$335	$(5,881)	$(5,546)	$(1,720)	$(5,080)	$(6,800)

10. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segments was as follows:

	Revelyst Precision Sports Technology	Total
Balance, March 31, 2024	$232,145	$232,145
Balance, June 30, 2024	$232,145	$232,145
Intangible assets by major asset class consisted of the following:

	June 30, 2024			March 31, 2024
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$112,436	$(39,139)	$73,297	$112,436	$(37,392)	$75,044
Patented technology	37,220	(19,590)	17,630	36,957	(18,818)	18,139
Customer relationships and other	520,700	(199,466)	321,234	520,760	(189,603)	331,157
Total	670,356	(258,195)	412,161	670,153	(245,813)	424,340
Non-amortizing trade names	142,900	—	142,900	144,974	—	144,974
Net intangible assets	$813,256	$(258,195)	$555,061	$815,127	$(245,813)	$569,314
The net decrease in the gross intangible assets during the first quarter of fiscal 2025 was due to amortization expense and the divestiture of RCBS non-amortizing trade name. Amortization expense related to these assets was $12,424, $12,648 for the three months ended June 30, 2024 and June 25, 2023, respectively.
As of June 30, 2024, we expect amortization expense related to these assets to be as follows:

Remainder fiscal year 2025	$37,326
Fiscal year 2026	46,764
Fiscal year 2027	45,314
Fiscal year 2028	40,144
Fiscal year 2029	33,660
Thereafter	208,953
Total	$412,161
11. Other Current Liabilities
The major categories over 5% of current liabilities are as follows:

	June 30, 2024	March 31, 2024
Warranty liability	$7,993	$8,083
Accrual for in-transit inventory	19,799	5,328
Operating lease liabilities	12,720	12,117
Contingent consideration	2,806	750
Other	58,033	60,776
Total other current liabilities	$101,351	$87,054
12. Restructuring
As part of our restructuring plans, we have and will incur severance and employee related costs, professional fees, ROU asset impairments and other exit and disposal costs which are recorded in Selling, general, and administrative in the condensed combined statements of comprehensive loss. Severance and employee related costs consist primarily of salary continuation benefits, outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits being provided in the restructuring, pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Asset impairments are accounted for in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. ROU asset impairments are accounted for in accordance with ASC 842, Leases. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation. We made changes to the structure of our organization during the fourth fiscal quarter of 2024, which resulted in our previous Revelyst reportable segment being reorganized into three new reportable segments. We further finalized plans to centralize certain functions under shared services to better support our segments. We also announced plans to geographically consolidate the businesses within our segments. These geographic relocations are expected to be completed during fiscal year 2025.
For GEAR Up, we are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan. We expect these charges to be completed during fiscal 2027. All pre-tax restructuring charges will be recorded as corporate expense, and not allocated to our reportable segments.
During the three months ended June 30, 2024, we incurred $5,190 of pre-tax restructuring costs in connection with GEAR Up, which are recorded in selling, general, and administrative expense in the condensed combined statements of comprehensive loss. In the fourth quarter of fiscal year 2023, we announced a cost reduction and earnings improvement program. That program was substantially completed as of March 31, 2024, with only immaterial accruals related to employee costs remaining as of June 30, 2024.
The following table summarizes restructuring charges recorded as a result of our restructuring programs for the periods presented:

	Three months ended		Incurred since inception
GEAR Up restructuring costs	June 30, 2024	June 25, 2023
Impairment on technology assets	$—	$—	$306
Employee severance and related expenses	416	—	6,472
Professional fees	967	—	2,687
Right-of-use asset impairments	1,612	—	1,741
Long-lived asset impairments	95	—	95
Contract terminations	1,630	—	1,630
Other	470	—	538
Total	$5,190	$—	$13,469
The table below presents a roll forward of our accruals or (deposits) related to GEAR Up, which are included in Accounts payable, Other current liabilities, or Other current assets:

GEAR Up	Balance as of March 31, 2024	Charges	Payments	Balance as of June 30, 2024
Employee severance and related expenses	$5,399	$416	$(3,564)	$2,251
Professional fees	(968)	967	(2,744)	(2,745)
Contract terminations	—	1,630	(1,198)	432
Other	7	178	(185)	—
Total	$4,438	$3,191	$(7,691)	$(62)
13. Employee Benefit Plans
Defined Benefit Plan
Certain of our employees participate in a defined benefit plan sponsored by Vista Outdoor (the “Plan”), which include participants of other Vista Outdoor operations that are accounted for by Vista Outdoor in accordance with accounting guidance for defined benefit pension plans. Accordingly, net periodic pension expense for our employees is allocated to us based upon the number of our participants in the Plan and reported in the condensed combined statements of comprehensive loss. We do not record an asset or liability to recognize the funded or unfunded status of the Plan. Net periodic pension expense for these employees is recorded within cost of sales and selling, general and administrative expenses in the condensed combined statements of comprehensive loss. During the three months ended June 30, 2024 and June 25, 2023, pension cost allocated to us was immaterial in all periods.
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
Share-Based Compensation
Total share-based compensation cost and the associated income tax benefits recognized in the condensed combined statements of comprehensive loss were as follows:
Of the total share-based compensation cost recognized in the three months ended June 30, 2024 and June 25, 2023, $770 and $662 respectively, related directly to our employees, and $1,042 and $1,061, respectively, related to allocations of Vista Outdoor’s corporate and shared employee share-based compensation expenses.
As of June 30, 2024, there are no share-based compensation arrangements for our employees that have not been recognized. This amount will be recognized in expense over a weighted-average period of 0 years.
14. Income Taxes
Our provision for income taxes includes federal, foreign and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the prior year.
The income tax provisions for the three months ended June 30, 2024 and June 25, 2023 represent effective tax rates of (58.0)% and 7.6%, respectively. The decrease in the effective tax rate from the prior year three month period is primarily driven by the change in the valuation allowance adjusted for foreign taxes over a very small operating loss in the current quarter.
The effective tax rate for the three months ended June 30, 2024 differs from the federal statutory rate of 21% primarily due to the impact of the change in valuation allowance. The effective tax rate for the three months ended June 25, 2023 was lower than the statutory rate primarily because of the operating loss in the quarter, which caused the unfavorable tax adjustments to decrease the rate.
Income taxes paid, net of refunds, totaled $(509) and $248 in three months ended June 30, 2024 and June 25, 2023, respectively.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $9,508 and $9,039 as of June 30, 2024 and March 31, 2024, respectively. Although the timing and outcome of income tax audit settlements are uncertain, no reduction of the liability for uncertain tax benefits is expected to occur in the next 12 months.
15. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $160,292. See Note 3, Leases.
The debt and related interest expense of Vista Outdoor has not been allocated to us, wholly or in part, for any of the periods. As of June 30, 2024, Vista Outdoor had outstanding long-term debt of $635,000 through its 2022 ABL Revolving Credit Facility (“ABL Facility”) and 4.5% Senior Notes (“Notes”). We and our domestic subsidiaries, together with substantially all domestic subsidiaries of Vista Outdoor, guarantee on a secured basis, jointly and severally and fully and unconditionally, the ABL Facility of Vista Outdoor. Under the Notes obligation, we, together with Vista Outdoor’s existing and future domestic subsidiaries that guarantee the ABL Facility or other indebtedness in an aggregate principal amount in excess of $75,000, fully and unconditionally guarantees, jointly and severally, the Notes. The ABL Facility matures on March 31, 2026 and the Notes mature in 2029.

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
16. Related Party Transactions
Allocation of General Corporate Expenses
These condensed combined financial statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. The following discussion summarizes activity between us and Vista Outdoor.
Related Party Sales
For the three months ended June 30, 2024 and June 25, 2023, we sold products to other Vista Outdoor businesses in the amount of $476 and $4,845, respectively, which are included in net sales in the condensed combined statements of comprehensive loss.
Share-Based Compensation
Total share-based compensation consists of the following:

	Three months ended
	June 30, 2024	June 25, 2023
Total share-based compensation expense (included in selling, general and administrative)	$1,812	$1,723
Income tax benefits related to share based compensation	139	324
Net Transfers To and From Vista Outdoor
Net transfers to Parent are included within Parent Company Investment on the condensed combined statements of parent company equity. The components of the net transfers to Vista Outdoor are as follows:

	Three months ended
	June 30, 2024	June 25, 2023
General financing activities	$(49,682)	$(48,322)
Corporate allocations	(1,942)	11,600
Share-based compensation	1,812	1,723
Total net transfers to Parent	$(49,812)	$(34,999)
17. Operating Segment Information
During the third quarter of fiscal year 2024, we made changes in our operating and reportable segments. Accordingly fiscal year 2024 has been restated to conform to the change. We are currently organized into three operating and reportable segments, based on how our chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and makes decisions:
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
Our CODM relies on internal management reporting that analyzes our operating segments' operating income. Certain corporate-related costs and other non-recurring costs are not allocated to the segments in order to present comparable results from period to period and are not utilized by management in determining segment profitability. As segment assets are not reported to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented below.
No customer contributed more than 10% of sales during the three months ended June 30, 2024 or June 25, 2023.
Our sales to foreign customers were $72,826 and $88,012 during three months ended June 30, 2024 and June 25, 2023, respectively. During the three months ended June 30, 2024, approximately 14% of these sales were in Revelyst Outdoor Performance, 70% were in Revelyst Adventure Sports and 16% were in Revelyst Precision Sports and Technology. Sales to Canada accounted for 6% of our sales during the three months ended June 30, 2024 and June 25, 2023.
The following table contains information used to evaluate our operating segments for the periods presented below:

	Three months ended June 30, 2024
	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$89,969	$127,278	$56,973	$274,220	$—	$274,220
Gross profit	21,733	34,914	24,743	81,390	—	81,390

Operating income (loss)	$(2,876)	$(6,200)	$7,526	$(1,550)	$799	$(751)
Other expense, net					(77)	(77)
Interest income, net					14	14
Income (loss) before income taxes	$(2,876)	$(6,200)	$7,526	$(1,550)	$736	$(814)

Depreciation and amortization	$5,339	$8,615	$2,677	$16,631	$102	$16,733

	Three months ended June 25, 2023
	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$111,212	$144,399	$65,832	$321,443	$—	$321,443
Gross profit	25,698	42,684	26,344	94,726	—	94,726

Operating income (loss)	$(1,615)	$(1,127)	$9,838	$7,096	$(12,393)	$(5,297)
Other income, net					(541)	(541)
Interest income, net					42	42
Income (loss) before income taxes	$(1,615)	$(1,127)	$9,838	$7,096	$(12,892)	$(5,796)

Depreciation and amortization	$5,854	$9,136	$2,589	$17,579	$25	17,604
(a) includes corporate general and administrative expenses of $12,456 and $7,949 for the three months ended June 30, 2024 and June 25, 2023, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODM. Reconciling items during the three months ended June 30, 2024 included the gain on divestiture of the RCBS business of $(19,659), fixed asset impairment of $6,336 and post-acquisition compensation expense of $68. Reconciling items for the three months ended June 25, 2023 included post-acquisition compensation expense of $4,332 and contingent consideration fair value adjustment of $112.
(b) During the third quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change.
Net sales exclude all intercompany sales between all reporting segments, which were not material for any of the periods presented.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except per share data and unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements," including those that discuss, among other things: our plans, objectives, expectations, intentions, strategies, goals, outlook or other non-historical matters; projections with respect to future revenues, income, earnings per share or other financial measures for Revelyst; and the assumptions that underlie these matters. The words "believe," "expect," "anticipate," "intend," "aim," "should" and similar expressions are intended to identify such forward-looking statements. To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995. Numerous risks, uncertainties and other factors could cause our actual results to differ materially from the expectations described in such forward-looking statements, including the following:
•our ability to successfully implement the acquisition component of Revelyst’s strategic leverage strategy, particularly if Revelyst is unable to raise the capital necessary to finance acquisitions;
•our ability to make the changes necessary to operate as an independent, publicly traded company;
•supplier capacity constraints, supplier production disruptions, supplier quality issues;
•supply, availability and costs of raw materials and components;
•increases in commodity, energy, and production costs;
•seasonality and weather conditions;
•the impacts of climate change on our supply chain, product costs and consumer behavior;
•reductions in or unexpected changes in or our inability to accurately forecast demand for ammunition, accessories, or other outdoor sports and recreation products;
•impairment related to Revelyst’s goodwill and intangible assets could negatively impact Revelyst’s results of operations and parent company equity;
•disruption in the service or significant increase in the cost of our primary delivery and shipping services for our products and components or a significant disruption at shipping ports;
•risks associated with diversification into new international and commercial markets, including regulatory compliance;
•our ability to take advantage of growth opportunities in international and commercial markets;
•our ability to obtain and maintain licenses to third-party technology;
•our ability to attract and retain key personnel;
•disruptions caused by catastrophic events;
•risks associated with our sales to significant retailers and distributors, including unexpected cancellations, delays, changes to purchase orders; insolvency or credit problems;
•our competitive environment;
•risks associated with retailer or distributor insolvency, credit problems or other financial difficulties;
•our ability to adapt our products to changes in technology, the marketplace and customer preferences, including our ability to respond to shifting preferences of the end consumer from brick and mortar retail to online retail;
•our ability to expand our e-commerce business;
•our ability to maintain and enhance brand recognition and reputation;
•others' use of social media to disseminate negative commentary about us, our products, and boycotts;

•the outcome of contingencies, including with respect to litigation and other proceedings relating to intellectual property, product liability, warranty liability, personal injury, and environmental remediation;
•our ability to comply with extensive federal, state and international laws, rules and regulations and any changes thereto, including the expectations with respect to climate change and other Environmental, Social and Governance (“ESG”) matters and the additional cost associated therewith;
•risks associated with cybersecurity and other industrial and physical security threats;
•failure to comply with data privacy and security laws and regulations;
•interest rate risk;
•changes in the current tariff structures;
•changes in tax rules or pronouncements;
•capital market volatility and the availability of financing;
•foreign currency exchange rates and fluctuations in those rates;
•general economic and business conditions in the United States and our markets outside the United States, including as a result of the war in Ukraine and the imposition of sanctions on Russia, the conflict in the Gaza strip, the COVID-19 pandemic or another pandemic, conditions affecting employment levels, consumer confidence and spending, conditions in the retail environment, and other economic conditions affecting demand for our products and the financial health of our customers;
•risks relating to the market for Revelyst common stock;
•risks related to the Sporting Products Sale, including (i) the failure to receive, on a timely basis or otherwise, the required approval of the Sporting Products Sale by Vista Outdoor’s stockholders, (ii) the possibility that any or all of the various conditions to the consummation of the Sporting Products Sale may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals), (iii) the possibility that competing offers or acquisition proposals may be made, (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement relating to the Sporting Products Sale (the “Merger Agreement”), including in circumstances that would require Vista Outdoor to pay a termination fee, (v) the effect of the announcement or pendency of the Sporting Products Sale on our ability and Vista Outdoor’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, vendors, service providers and others with whom it does business, or its operating results and business generally, (vi) risks related to the Sporting Products Sale diverting management’s attention from our ongoing business operations and (vii) that the Sporting Products Sale may not achieve some or all of any anticipated benefits with respect to either business segment and that the Sporting Products Sale may not be completed in accordance with the expected plans or anticipated timelines, or at all; and
•risks related to the review of strategic alternatives announced by Vista Outdoor on July 30, 2024 (“Review”), including (i) the terms, structure, benefits and costs of any transaction that may result from the Review, (ii) the timing of any such transaction that may result from the Review and whether any such transaction will be consummated at all, (iii) the effect of the announcement of the Review on our ability to attract, motivate or retain key executives and employees, our ability to maintain relationships with our customers, vendors, service providers and others with whom we do business, or our operating results and business generally, (iv) risks related to the Review diverting management's attention from our ongoing business operations, (v) the costs or expenses resulting from the Review, (vi) any litigation relating to the Review and (vii) that the Review may not achieve some or all of any anticipated benefits of the Review.
You are cautioned not to place undue reliance on any forward-looking statements we make. A more detailed description of risk factors that may affect our operating results can be found in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for fiscal year 2024 and in the filings we make with Securities and Exchange Commission (the "SEC") from time to time. We undertake no obligation to update any forward-looking statements, except as otherwise required by law.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year 2024.

Basis of Presentation and Separation from Vista Outdoor Inc.
Revelyst was incorporated in Delaware on August 16, 2022, and was formed for the purpose of effecting a separation from Vista Outdoor. The Company is currently a wholly owned subsidiary of Vista Outdoor. On October 15, 2023, Vista Outdoor Inc. (“Vista Outdoor”) entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s., (the “Sporting Products Sale”) for an enterprise value of $1,910,000 (the “base purchase price”) on a cash-free, debt-free basis subject to working capital adjustments. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst Business”, “we”, “our”, and “us”, unless the context otherwise requires, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst Business to Revelyst, Inc. following which CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group Business), with each share of common stock, par value $0.01 per share, of Vista Outdoor (“Vista Outdoor Common Stock”) outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst and (b) $12.90 in cash (the “Cash Consideration”).
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
On June 23, 2024, the parties entered into the second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment:
1.increased the base purchase price from $1,960,000 to $2,000,000; and
2.increased the Cash Consideration from $16.00 to $18.00 in cash per share of Vista Outdoor Common Stock.
On July 7, 2024, the Parties entered into the third amendment to the Merger Agreement (the “Third Amendment”). The Third Amendment:
1.increased the base purchase price from $2,000,000 to $2,100,000; and
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the Parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
The Sporting Products Sale is subject to approval of Vista Outdoor’s stockholders, and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
Announcement of Review of Strategic Alternatives
On July 30, 2024, Vista Outdoor announced their Board of Directors (the “Vista Outdoor Board”) decided to commence a review of strategic alternatives which includes: (i) the exploration of a full range of alternatives for the Revelyst Business, including a potential sale of the Revelyst Business, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire Vista Outdoor in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of the Revelyst Business and The Kinetic Group through a spin-off. CSG is also considering an acquisition of the Revelyst Business with potential partners (in addition to its proposed acquisition of The Kinetic Group).

There can be no assurance regarding the ultimate timing of the strategic alternatives review process and there can be no assurance that this process will result in Vista Outdoor pursuing any transaction or other strategic alternative.
Vista Outdoor remains bound by the terms of the Merger Agreement with CSG and the Vista Outdoor Board continues to recommend Vista Outdoor stockholders vote in favor of the proposal to adopt the Merger Agreement with CSG.
Our unaudited condensed combined financial statements reflect our historical financial position, results of operations and cash flows for the periods presented as we are managed within Vista Outdoor. Our condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. Our condensed combined financial statements have been prepared in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America. Our condensed combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent company during the periods presented.
Our condensed combined financial statements include expense allocations for certain functions provided by Vista Outdoor, including but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications and insurance. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of revenue, headcount or other measures. During the three months ended June 30, 2024 we were allocated $(19,659) of gain on divestiture and $18,759 of general corporate expenses and for the three months ended June 25, 2023 were allocated $12,262 of general corporate expenses. General corporate expenses are included within selling, general and administrative expenses in the condensed combined statements of comprehensive loss. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expenses we would have incurred if we had been an independent company for the periods presented. Actual costs that may have been incurred if we had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology, supply chain, sales and marketing, operations and infrastructure. We are unable to determine what such costs would have been had we been independent. Following the closing of the Sporting Products Sale (the “Closing”), we may perform these functions using our own resources or purchased services.
Executive Summary and Financial Highlights
We have three operating and reportable segments, based on how our chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and makes decisions. See Note 17, Operating Segment Information, to the condensed combined financial statements in Part I, Item 1 of this Quarterly Report for discussion and details. Below is the composition of our segments during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Management currently considers the following events, results, trends and uncertainties to be most important to understanding our financial condition, operating performance and significant events:
During the three months ended June 30, 2024, our sales decreased 14.7% compared to the prior year period. The decreased was primarily due to pre-order delivery timing and one time royalty revenue in the prior year as well as unfavorable product mix toward lower price point channels within Revelyst Adventure Sports, lower wholesale volume and order timing within Revelyst Outdoor Performance, and lower volume as a result of strong new product introductions in the prior year for Bushnell Golf and order timing within Revelyst Precision Sports Technology. The decline was partially offset by increased government sales at Revelyst Outdoor Performance and growth at Foresight driven by new product introductions at Revelyst Precision Sports Technology. Our reportable segments reported a decrease of $8,646 in operating income for the three months ended June 30, 2024, as compared to the prior fiscal period, primarily due to the 14.1% decrease in gross profit as compared for the same periods, which was offset primarily by our execution of cross collaborations, improvements in channel strategy, and realized cost savings of approximately $5,000 from the GEAR Up transformation program.
GEAR Up Transformation Program
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation. We expect GEAR Up to deliver targeted annualized pre-tax operating profit improvements of approximately $100,000. The profit improvements began this fiscal year and we expect to realize $100,000 of run rate cost savings by fiscal year 2027. We are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan and expect these charges to be completed by fiscal year 2027. All restructuring charges will be recorded as corporate expenses and not allocated to our reportable segments. See Note 12, Restructuring, to the condensed combined financial statements in Part I, Item 1 of this Quarterly Report for additional information.
Divestitures
During the quarter, we completed the divestiture of the RCBS brand. See Note 6, Divestitures and Acquisitions, for discussion of the pretax gain recorded during the first fiscal quarter of 2025 related to this divestiture.
Subsequent to June 30, 2024, we entered into an agreement to sell our wood pellet manufacturing company, Fiber Energy Products. This business was part of the Revelyst Outdoor Performance reportable segment. See Note 6, Divestitures and Acquisitions, for discussion of impairment recorded during the first fiscal quarter of 2025 related to this business.
RCBS and Fiber Energy Products contributed approximately $30,000 of total combined sales in fiscal year 2024.
Outlook
Outdoor Recreation Industry
According to the 2024 Outdoor Participation Trends Report, "the growth of outdoor participation that began in 2016 and accelerated during the COVID pandemic is showing few signs of slow as the outdoor participation base grew larger again this year to a record 175.8 million participants. This represents 57.3% of all Americans aged six and older". The participants increased across demographics and activities as we see new and young recreation participants driving growth and diversity in the participation base, including increasing numbers of women, people of color and seniors. We believe that we are well positioned to capture additional share of participants' wallets through new, innovative product launches, cross-collaborations and exciting partnerships despite challenges related to market softness. Specifically at Simms Fishing, we hold a dominant position in waders and are gaining share in sportswear; at Bushnell Golf, we continue to set the standard with our leading position; and at Fox, Bell, Giro and CamelBak we are capturing share across numerous categories, including Helmets, Mountain Bike Protection and Bike Hydration despite a declining market environment. We remain focused on driving growth and share gains regardless of market conditions and are poised to revolutionize our future through innovative product and technology offerings, as well as leading partnerships.
Current Economic Conditions
Inflation and Consumer Spending
We continue to be exposed to inflationary factors, which may adversely affect our operating results, including higher costs of products and operating costs. Our sales to retailers and distributors follow the end consumer spending patterns. If these adverse conditions persist or become more severe, this may continue to have an adverse effect on our operating results if the selling prices of our products are not able to offset these increased costs, or if increased selling prices reduce demand for our products. Changes to interest rates in response to inflationary factors could have adverse impacts on our cash flows and operating results depending on the severity and length of the changes. We cannot predict the impact of these adverse conditions on our liquidity and financial results.
Results of Operations
Segment Results for the three months ended June 30, 2024 Compared to the three months ended June 25, 2023:
During the third quarter of fiscal year 2024, we modified our reportable segments. Accordingly, prior comparative periods have been restated to conform to the change. Our net sales, gross profit, gross profit as a percentage of net sales (gross profit margin), operating income (loss), operating income (loss) as a percentage of net sales (operating income (loss) margin), other expense, net, interest expense, and income tax (benefit) provision by reportable segment and by corporate and other (where applicable) are presented below:

	Three months ended		Change
Net Sales:	June 30, 2024	June 25, 2023	Dollars	Percent
Revelyst Outdoor Performance	$89,969	$111,212	$(21,243)	(19.1)%
Revelyst Adventure Sports	127,278	144,399	(17,121)	(11.9)%
Revelyst Precision Sports Technology	56,973	65,832	(8,859)	(13.5)%
Total	$274,220	$321,443	$(47,223)	(14.7)%
Revelyst Outdoor Performance—The decrease in net sales was a result of lower wholesale volume, order timing, the February 2024 fire at Fiber Energy's main production facility that temporarily shuttered operations and the divestiture of RCBS. These declines were partially offset by increased government sales.
Revelyst Adventure Sports—The decrease in net sales is a result of pre-order sales during the first fiscal quarter of 2024 due to delivery timing delays in our fourth fiscal quarter 2023, that caused these sales to be delayed until the first fiscal quarter of 2024, and these sales were not repeated during the first fiscal quarter of 2025. Unfavorable mix of lower price point channels and lower royalty revenue also contributed to the decrease.
Revelyst Precision Sports Technology—The decrease in net sales was caused by lower volume compared to strong new product introductions for Bushnell Golf in the prior year period and timing of orders, partially offset by growth at Foresight driven by new product introductions.

	Three months ended		Change
Gross Profit:	June 30, 2024	June 25, 2023	Dollars	Percent
Revelyst Outdoor Performance	$21,733	$25,698	$(3,965)	(15.4)%
Revelyst Adventure Sports	34,914	42,684	(7,770)	(18.2)%
Revelyst Precision Sports Technology	24,743	26,344	(1,601)	(6.1)%
Total	$81,390	$94,726	$(13,336)	(14.1)%
Gross profit margin	29.7%	29.5%
Revelyst Outdoor Performance—The decrease in gross profit was primarily caused by lower volume as noted above, partially offset by lower discounting. Gross profit margin was 24.2% compared to 23.1% in the prior fiscal period.
Revelyst Adventure Sports—The decrease in gross profit was primarily caused by the decrease in sales as noted above, partially offset by lower freight costs. Gross profit margin was 27.4% compared to 29.6% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by lower volume as noted above, partially offset by favorable product mix. Gross profit margin was 43.4% compared to 40.0% in the prior fiscal period.

	Three months ended		Change
Operating income (loss):	June 30, 2024	June 25, 2023	Dollars	Percent
Revelyst Outdoor Performance	$(2,876)	$(1,615)	$(1,261)	(78.1)%
Revelyst Adventure Sports	(6,200)	(1,127)	(5,073)	(450.1)%
Revelyst Precision Sports Technology	7,526	9,838	(2,312)	(23.5)%
Corporate and other	799	(12,393)	13,192	106.4%
Total	$(751)	$(5,297)	$4,546	85.8%
Operating loss margin	(0.3)%	(1.6)%
Revelyst Outdoor Performance—The increase in operating loss was primarily caused lower gross profit, partially offset by decreased selling, general and administrative costs related to GEAR up initiatives. Operating loss margin was (3.2)% compared to (1.5)% in the prior fiscal period.
Revelyst Adventure Sports—The increase in operating loss was primarily caused by lower gross profit, partially offset by decreased selling, general and administrative costs related to GEAR up initiatives. Operating loss margin was (4.9)% compared to (0.8)% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in operating income was primarily caused by decreased gross profit. Operating income margin was 13.2% compared to 14.9% in the prior fiscal period.

Corporate and Other—The decrease in operating loss was primarily driven by the gain on divestiture of the RCBS business and lower transition costs, partially offset by impairment and GEAR up restructuring costs.

	Three months ended		Change
Other expense, net:	June 30, 2024	June 25, 2023	Dollars	Percent
Corporate and other	$77	$541	$(464)	(85.8)%
The change in other expense from the prior fiscal period was caused by changes in foreign exchange gains and losses.

	Three months ended
Income tax (benefit) provision:	June 30, 2024	Effective Rate	June 25, 2023	Effective Rate	Change
Corporate and other	$472	(58.0)%	$(438)	7.6%	$910
See Note 14, Income Taxes, to the condensed combined financial statements in Part I, Item 1 of this Quarterly Report, for information regarding income taxes.
The decrease in the current period tax rate is primarily due to the change in the valuation allowance, adjusted for foreign taxes over a very small operating loss in the current quarter
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for the three months ended June 30, 2024 of (58.0)% is reflective of the federal statutory rate of 21% decreased due to the impact of the change in valuation allowance.
The effective tax rate for the three months ended June 25, 2023 of 7.6% differs from the federal statutory rate of 21% primarily due to the operating loss in the quarter, which caused the unfavorable tax adjustments to decrease the rate.
Liquidity and Capital Resources
Overview
Historically, we have operated within Vista Outdoor’s corporate structure, and an important source of liquidity for our business, particularly for the execution of our growth strategy, has been cash generated by The Kinetic Group segment of Vista Outdoor. Following the Closing, our capital structure and sources of liquidity will change significantly from our historical capital structure. We will no longer participate in cash management and funding arrangements with Vista Outdoor. Instead, our ability to fund our cash needs will depend on our ongoing ability to independently generate cash from operations and obtain debt and/or equity financing on acceptable terms. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through the issuance of third-party debt.
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
Prior to the Closing, certain of our subsidiaries guarantee the obligations of Vista Outdoor under (i) Vista Outdoor’s Amended and Restated Asset-Based Revolving Credit Agreement dated as of August 5, 2022 (the “ABL Facility”) and (ii) the 4.5% Senior Unsecured Notes due 2029 (the “4.5% Notes”) issued by Vista Outdoor on March 3, 2021. The ABL Facility includes a covenant that prohibits the “Planned Separation” (as defined in Vista Outdoor’s Form 10-K filing for the fiscal year ended March 31, 2022) with respect to the separation of Vista Outdoor’s Outdoor Products (currently the Revelyst Business) and Sporting Products (currently The Kinetic Group) segments or any analogous transaction with respect to any line of business, business segment or division (or any part thereof) of Vista Outdoor or any subsidiary thereof. At the time of the Closing, Vista Outdoor expects to repay all amounts outstanding and, if applicable, terminate all commitments, under the ABL Facility (or, cause the members of the Sporting Products Group to be released from their obligations thereunder) and redeem the 4.5% Notes.

Financial Condition
Cash increased to $29,738 as of June 30, 2024 from $22,946 at March 31, 2024. During the three months ended June 30, 2024, we used our cash generated from operating activities in addition to proceeds received from the sale of our RCBS business to fund capital expenditures, asset acquisitions and for net transfers to parent within our financing activities.
Net accounts receivable as of June 30, 2024 decreased $13,457 compared to March 31, 2024, primarily resulting from decreased sales since our fiscal year-end, partially offset by sales during the last month of first fiscal quarter of 2025. Cash used to purchase inventory decreased $9,638 compared to the prior year period as a result our continued focus on decreasing inventory levels.
Net transfers to Parent increased as compared to the prior fiscal year, primarily due to proceeds received from the sale of RCBS, reduced payments for contingent consideration and reduced capital expenditures, partially offset by decreased cash provided by operations. The transfers to Parent represented transactions between Revelyst and Vista Outdoor. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include (i) constructive cash transfers from Revelyst to Vista Outdoor, (ii) cash transfers from Vista Outdoor to fund Revelyst’s requirements for working capital commitments, (iii) cash transfers from Vista Outdoor to fund Revelyst’s acquisitions and (iv) an allocation of Vista Outdoor’s corporate expenses.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund strategic acquisitions, capital expenditures, earn-outs related to previous acquisitions, the execution of our GEAR Up transformation program and following the Closing and any share buyback programs. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain facilities, payment of earn-outs related to previous acquisitions, execution of our GEAR Up transformation program and working capital requirements.
At the time of the Closing, we expect to have cash and cash equivalents of between approximately $100,000 and $125,000 after giving effect to the contribution from Vista Outdoor, and payout of merger consideration to shareholders.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital and credit market conditions, including any disruptions to these markets, as a result of natural disasters and public health crises or other significant catastrophic events, or our future financial condition and performance.
Contractual Obligations and Commitments
We lease certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of June 30, 2024, current and long-term operating lease liabilities of $12,720 and $95,316, respectively, were recorded in the accompanying condensed combined balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the condensed combined financial statements in Part I, Item 1 included in this Quarterly Report for additional details.
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Annual Report on Form 10-K for fiscal year 2024.
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
Dependence on Key Customers; Concentration of Credit
Walmart represented 18% and 12% of the total trade receivables balance as of June 30, 2024 and March 31, 2024, respectively. No customer contributed more than 10% of sales during the three months ended June 30, 2024 and June 25, 2023. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2024, our Principal Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial and Accounting Officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024,there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 describes the known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There are no material changes from the disclosure provided in the Form 10-K for the fiscal year ended March 31, 2024 with respect to the Risk Factors, other than the addition of the Risk Factor set forth below.
We cannot assure you that Vista Outdoor’s exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.
In July 2024, the Vista Outdoor Board announced that it will engage in a review of strategic alternatives to maximize value for Vista Outdoor stockholders. Risks related to the Review include the terms, structure, benefits and costs of any transaction that may result from the Review. No assurance can be given as to the timeline or outcome of the Review, including whether the Review will achieve some or all of the anticipated benefits, result in a transaction or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would be dependent on a number of factors that may be beyond our control or the control of Vista Outdoor, including, among other things, market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Even if a transaction is entered into, there can be no assurance that it will be successful or have a positive effect on stockholder value. The Vista Outdoor Board may also determine that no transaction is in the best interest of their stockholders. Vista Outdoor may incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations and could result in a diversion of management’s attention from our existing business, a failure to achieve financial and operating objectives, adverse effects on our financial condition or results of operations and a failure to retain key personnel, customers, business partners or contracts. Vista Outdoor may also incur additional unanticipated expenses in connection with this process. In addition, Vista Outdoor may be subject to costly and time-consuming litigation related to the process. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Vista Outdoor could cause their stock price to fluctuate significantly.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Regulation S-K, Item 408(a) disclosure: During our last fiscal quarter, no director or officer of the Company has adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any non-Rule 10b5-1 trading arrangement.
ITEM 6. EXHIBITS
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
Amendment No. 3 to Agreement and Plan of Merger, dated as of July 7, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2024).

2.5	+
Amendment No. 4 to Agreement and Plan of Merger, dated as of July 21, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (Exhibit 2.1 to Vista Outdoor Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2024).

2.6	+
Separation Agreement, dated as of October 15, 2023, by and between Vista Outdoor Inc. and Revelyst, Inc. (included as Annex B to the proxy statement/prospectus which is a part of the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

2.7	#
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

2.9	+
Share Purchase Agreement, dated as of June 30, 2022, by and among Fox Parent Holdings, LLC, Fox (Parent) Holdings, Inc., Vista Outdoor Operations LLC and Vista Outdoor Inc. (solely in its capacity as a guarantor) (included as Exhibit 2.5 to the Registration Statement on Form S-4/A, filed March 18, 2024 (File No. 333-276525)

2.10	+
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
The following financial statements from the Revelyst Business’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Combined Balance Sheets, (ii) Condensed Combined Statements of Comprehensive Loss, (iii) Condensed Combined Statements of Cash Flows, (iv) Condensed Combined Statements of Parent Company Equity, and (v) Notes to the Condensed Combined Financial Statements, tagged as blocks of text and including detailed tags.

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).

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

REVELYST, INC.

Date: August 14, 2024	By:	/s/ Andrew Keegan
Andrew Keegan
Chief Financial Officer