Form 10-Q
period 2024-09-30
Revelyst, Inc.
filed 2024-11-13
CIK 1943705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 11, 2024, there were 1,000 shares of the registrant's voting common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
REVELYST, INC.
BALANCE SHEETS

Unaudited
Dollar and share amounts in ones	September 30, 2024	March 31, 2024
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Liabilities	$—	$—
Total liabilities	—	—

Stockholder equity:
Common stock—$0.01 par value:
Authorized—500,000,000 shares
Issued and outstanding—1,000 shares as of September 30, 2024 and 1,000 shares as of March 31, 2024	10	10
Stock subscription receivable	(10)	(10)
Total stockholder equity	—	—
Total liabilities and stockholder equity	$—	$—
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
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the Parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
On July 30, 2024, Vista Outdoor announced their Board of Directors (the “Vista Outdoor Board”) decided to commence a review of strategic alternatives which included: (i) the exploration of a full range of alternatives for the Revelyst Business, including a potential sale of the Revelyst Business, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire Vista Outdoor in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of the Revelyst Business and The Kinetic Group through a spin-off. CSG was also considering an acquisition of the Revelyst Business with potential partners (in addition to its proposed acquisition of The Kinetic Group).
On September 12, 2024, the parties entered into the Fifth Merger Agreement Amendment. The Fifth Merger Agreement Amendment:
1.provided for Revelyst to issue Vista Outdoor additional shares of Revelyst Common Stock in an amount equal to the number of shares of Revelyst Common Stock equal to 7.5% of the fully diluted outstanding shares of Revelyst Common Stock as of the Closing (after giving effect to the Contribution including, for the avoidance of doubt, the shares of Revelyst Common Stock to be transferred by Vista Outdoor to Merger Sub Parent) (the “Revelyst Purchased Shares”) prior to the sale of such shares from Vista Outdoor to Merger Sub Parent;
2.provided that immediately prior to Closing, Merger Sub Parent would purchase from Vista Outdoor the Revelyst Purchased Shares for $150,000 (“Revelyst Purchased Shares Purchase Price”) (the “Revelyst Investment”);
3.provided that following payment of the Revelyst Purchased Shares Purchase Price, Vista Outdoor would contribute such amount to Revelyst to be paid to Vista Outdoor stockholders as part of the Cash Consideration; and
4.increased the Cash Consideration from $24.00 to $28.00 in cash per share of Vista Outdoor Common Stock.
On October 4, 2024, the parties entered into the Sixth Merger Agreement Amendment. The Sixth Merger Agreement Amendment:
1.increased the Base Purchase Price from $2,150,000 to $2,225,000;
2.changed the Cash Consideration from $28.00 to $25.75 in cash per share of Vista Outdoor Common Stock;
3.extended the End Date to December 11, 2024; and
4.eliminated the Revelyst Investment.
On October 4, 2024, Vista Outdoor completed certain portions of the legal and structural separation of Revelyst, Inc. from Vista Outdoor. To effect the structural separation, Vista Outdoor undertook certain pre-spin-off transactions described below:
1.Vista Outdoor contributed its equity interest in certain of its wholly owned subsidiaries to its wholly owned subsidiary Revelyst, Inc.
The Sporting Products Sale is subject to approval of Vista Outdoor stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
On October 4, 2024, Vista Outdoor entered into an agreement with Revelyst, Cabin Ridge Inc. (“SVP Merger Sub”) and Olibre LLC (“SVP Parent”) (“Revelyst Merger Agreement”) pursuant to which, following the completion of the Sporting Products Sale and subject to the receipt of regulatory approvals and other customary closing conditions, SVP Merger Sub will be merged with and into Revelyst (holding only the Revelyst business), with Revelyst surviving the merger as a wholly owned subsidiary of SVP Parent (the “Revelyst Merger” and, together with the other transactions contemplated by the Revelyst Merger Agreement and the related transaction documents, in each case as amended from time to time, the “Revelyst Transaction”). Each share of Revelyst Common Stock issued and outstanding immediately prior to the closing of such transaction (including shares of Revelyst Common Stock received by Vista Outdoor stockholders as part of the Sporting Products Sale) (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent) will be converted into the right to receive merger consideration in an amount calculated in accordance with the provisions of the Revelyst Merger Agreement, using a base purchase price of $1,125,000. There can be no assurance regarding the ultimate timing of the Revelyst Merger Agreement or that it will be completed.
2. Basis of Presentation and Accounting
The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of comprehensive income, changes in stockholder equity, and cash flows have not been presented because there have been no operations since the Company was formed.
3. Stockholder Equity
As of September 30, 2024, we had 1,000 issued and outstanding shares of common stock or preferred stock.

REVELYST BUSINESS
CONDENSED COMBINED BALANCE SHEETS (unaudited)

	Unaudited
(Amounts in thousands)	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,740	$22,946
Net receivables	211,274	209,492
Net inventories	261,392	293,746
Prepaid expenses	26,773	23,094
Income tax receivable	1,966	1,441
Other current assets	6,433	6,708
Total current assets	529,578	557,427
Net property, plant, and equipment	45,404	61,493
Operating lease assets	90,490	99,705
Goodwill	232,145	232,145
Net intangible assets	542,656	569,314
Other non-current assets	60,442	54,779
Total assets	$1,500,715	$1,574,863
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,862	$87,038
Accrued compensation	19,666	19,649
Sales and other taxes payable	11,400	12,622
Other current liabilities	89,896	87,054
Total current liabilities	209,824	206,363
Deferred income tax liabilities	11,946	12,755
Long-term operating lease liabilities	91,528	100,070
Other long-term liabilities	21,504	21,827
Total liabilities	334,802	341,015
Commitments and contingencies (Note 15)
Parent company equity
Parent company investment	1,171,312	1,239,462
Accumulated other comprehensive loss	(5,399)	(5,614)
Total parent company equity	1,165,913	1,233,848
Total liabilities and parent company equity	$1,500,715	$1,574,863
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended		Six months ended
(Amounts in thousands)	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Sales, net (including related party sales of $381 and $857 for the three and six months ended September 30, 2024, respectively, and $5,370 and $10,215 for the three and six months ended September 24, 2023, respectively)	$314,975	$332,821	$589,195	$654,264
Cost of sales	216,678	239,062	409,508	465,779
Gross profit	98,297	93,759	179,687	188,485
Operating expenses:
Research and development	9,508	10,306	20,031	20,670
Selling, general, and administrative	83,594	88,250	174,871	177,909
(Gain) loss on divestitures, net (Note 6)	872	—	(18,787)	—
Operating income (loss)	4,323	(4,797)	3,572	(10,094)
Other income (expense), net (Note 4)	255	(1,174)	178	(1,715)
Interest income	12	37	26	79
Income (loss) before income taxes	4,590	(5,934)	3,776	(11,730)
Income tax (provision) benefit	(34)	1,592	(506)	2,030
Net income (loss)	$4,556	$(4,342)	$3,270	$(9,700)

Net income (loss) (from above)	$4,556	$(4,342)	$3,270	$(9,700)
Other comprehensive income, net of tax:
Change in derivative instruments, net of tax benefit (expense) of $0 and $0 for the three and six months ended September 30, 2024, respectively, and $(419) and $(641) for the three and six months ended September 24, 2023, respectively	(855)	1,312	(538)	2,008
Change in cumulative translation adjustment, net of tax benefit (expense) of $0 and $0 for the three and six months ended September 30, 2024, respectively, and $(66) and $(66) for the three and six months ended September 24, 2023, respectively	1,002	(759)	753	(95)
Total other comprehensive income	147	553	215	1,913
Comprehensive income (loss)	$4,703	$(3,789)	$3,485	$(7,787)
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
(Amounts in thousands)	September 30, 2024	September 24, 2023
Operating Activities
Net income (loss)	$3,270	$(9,700)
Adjustments to net loss to arrive at cash provided by operating activities:
Depreciation	8,114	10,129
Amortization of intangible assets	24,847	25,217
Impairment of long-lived assets	8,043	2,802
Gain on sale of businesses (Note 6)	(18,787)	—
Deferred income taxes	(805)	176
Foreign currency translation gains, net	(302)	(240)
Loss on disposal of property, plant, and equipment	419	68
Share-based compensation	3,837	1,507
Changes in assets and liabilities:
Net receivables	(2,016)	(14,781)
Net inventories	15,282	48,675
Prepaid expenses	(3,679)	12,107
Accounts payable	(145)	11,537
Accrued compensation	15	(707)
Accrued income taxes	(516)	(239)
Sales tax	(1,226)	(392)
Other assets and liabilities	4,084	12,981
Cash provided by operating activities	40,435	99,140
Investing Activities
Capital expenditures	(4,015)	(6,632)
Proceeds from the sale of businesses	39,538	—
Proceeds from the disposition of property, plant and equipment	—	128
Asset acquisition	(263)	—
Cash provided by (used for) investing activities	35,260	(6,504)
Financing Activities
Net transfers to Parent	(77,025)	(73,006)
Payments made for contingent consideration	(750)	(8,585)
Cash used for financing activities	(77,775)	(81,591)
Effect of foreign currency exchange rate fluctuations on cash	874	(699)
Increase in cash and cash equivalents	(1,206)	10,346
Cash and cash equivalents at beginning of period	22,946	15,541
Cash and cash equivalents at end of period	$21,740	$25,887
Supplemental Cash Flow Disclosures:
Noncash investing activity:
Capital expenditures included in accounts payable and other accrued liabilities	$693	$870
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
CONDENSED COMBINED STATEMENTS OF PARENT COMPANY EQUITY (unaudited)

(Amounts in thousands)	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Parent Company Equity
Balance, March 31, 2024	$1,239,462	$(5,614)	$1,233,848
Comprehensive (loss)	(1,286)	68	(1,218)
Net transfers to Parent	(49,812)	—	(49,812)
Balance, June 30, 2024	$1,188,364	$(5,546)	$1,182,818
Comprehensive income	4,556	147	4,703
Net transfers to Parent	(21,608)	—	(21,608)
Balance, September 30, 2024	$1,171,312	$(5,399)	$1,165,913

Balance, March 31, 2023	$1,593,826	$(8,160)	$1,585,666
Comprehensive (loss)	(5,358)	1,360	(3,998)
Net transfers to Parent	(34,999)	—	(34,999)
Balance, June 25, 2023	$1,553,469	$(6,800)	$1,546,669
Comprehensive (loss)	(4,342)	553	(3,789)
Net transfers to Parent	(36,030)	—	(36,030)
Balance, September 24, 2023	$1,513,097	$(6,247)	$1,506,850
See Notes to the Condensed Combined Financial Statements.

REVELYST BUSINESS
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Background and Basis of Presentation
Separation from Vista Outdoor Inc.
Revelyst, Inc. (the “Company”, “Revelyst”) was incorporated in Delaware on August 16, 2022. The Company was formed for the purpose of effecting a separation from Vista Outdoor and is currently a wholly owned subsidiary of Vista Outdoor. Vista Outdoor Inc. (“Vista Outdoor”) entered into a definitive agreement (the “Merger Agreement”) to sell The Kinetic Group business (formerly the Sporting Products business) to CZECHOSLOVAK GROUP a.s. (“CSG”), (the “Sporting Products Sale”) for an enterprise value of $1,910,000 (the “base purchase price”) on a cash-free, debt-free basis subject to working capital adjustments. Pursuant to a Separation Agreement entered into between Vista Outdoor and Revelyst, Inc. simultaneously with the entry into the Merger Agreement, Vista Outdoor will separate its Revelyst Outdoor Performance, Revelyst Adventure Sports and Revelyst Precision Sports Technology segments (together, the “Revelyst Business”, “we”, “our”, and “us”, unless the context otherwise requires, formerly the Outdoor Products business) from The Kinetic Group business by transferring the assets and liabilities of the Revelyst business to a wholly owned subsidiary of Vista Outdoor, Revelyst, and CSG will merge one of its subsidiaries with Vista Outdoor (holding only The Kinetic Group business), with each share of common stock, par value $0.01 per share, of Vista Outdoor ("Vista Outdoor Common Stock") outstanding as of immediately prior to the closing of such transaction (other than shares held by Vista Outdoor, its subsidiaries or CSG, which will be canceled, and shares subject to appraisal demands in connection with the Sporting Products Sale) being converted into the right to receive (a) one fully paid and non-assessable share of common stock of Revelyst (“Revelyst Common Stock”) and (b) $12.90 in cash (“Cash Consideration”).
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
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the Parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
On July 30, 2024, Vista Outdoor announced their Board of Directors (the “Vista Outdoor Board”) decided to commence a review of strategic alternatives which included: (i) the exploration of a full range of alternatives for the Revelyst Business, including a potential sale of the Revelyst Business, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire Vista Outdoor in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of the Revelyst Business and The Kinetic Group through a spin-off. CSG was also considering an acquisition of the Revelyst Business with potential partners (in addition to its proposed acquisition of The Kinetic Group).
On September 12, 2024, the parties entered into the Fifth Merger Agreement Amendment. The Fifth Merger Agreement Amendment:
1.provided for Revelyst to issue Vista Outdoor additional shares of Revelyst Common Stock in an amount equal to the number of shares of Revelyst Common Stock equal to 7.5% of the fully diluted outstanding shares of Revelyst Common Stock as of the Closing (after giving effect to the Contribution including, for the avoidance of doubt, the shares of Revelyst Common Stock to be transferred by Vista Outdoor to Merger Sub Parent) (the “Revelyst Purchased Shares”) prior to the sale of such shares from Vista Outdoor to Merger Sub Parent;
2.provided that immediately prior to Closing, Merger Sub Parent would purchase from Vista Outdoor the Revelyst Purchased Shares for $150,000 (“Revelyst Purchased Shares Purchase Price”) (the “Revelyst Investment”);
3.provided that following payment of the Revelyst Purchased Shares Purchase Price, Vista Outdoor would contribute such amount to Revelyst to be paid to Vista Outdoor stockholders as part of the Cash Consideration; and
4.increased the Cash Consideration from $24.00 to $28.00 in cash per share of Vista Outdoor Common Stock.
On October 4, 2024, the parties entered into the Sixth Merger Agreement Amendment. The Sixth Merger Agreement Amendment:
1.increased the Base Purchase Price from $2,150,000 to $2,225,000;
2.changed the Cash Consideration from $28.00 to $25.75 in cash per share of Vista Outdoor Common Stock;
3.extended the End Date to December 11, 2024; and
4.eliminated the Revelyst Investment.
On October 4, 2024, Vista Outdoor completed certain portions of the legal and structural separation of Revelyst, Inc. from Vista Outdoor. To effect the structural separation, Vista Outdoor undertook certain pre-spin-off transactions described below:
1.Vista Outdoor contributed its equity interest in certain of its wholly owned subsidiaries to its wholly owned subsidiary Revelyst, Inc.
The Sporting Products Sale is subject to approval of Vista Outdoor stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
On October 4, 2024, Vista Outdoor entered into an agreement with Revelyst, Cabin Ridge Inc. (“SVP Merger Sub”) and Olibre LLC (“SVP Parent”) (“Revelyst Merger Agreement”) pursuant to which, following the completion of the Sporting Products Sale and subject to the receipt of regulatory approvals and other customary closing conditions, SVP Merger Sub will be merged with and into Revelyst (holding only the Revelyst business), with Revelyst surviving the merger as a wholly owned subsidiary of SVP Parent (the “Revelyst Merger” and, together with the other transactions contemplated by the Revelyst Merger Agreement and the related transaction documents, in each case as amended from time to time, the “Revelyst Transaction”). Each share of Revelyst Common Stock issued and outstanding immediately prior to the closing of such transaction (including shares of Revelyst Common Stock received by Vista Outdoor stockholders as part of the Sporting Products Sale) (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent) will be converted into the right to receive merger consideration in an amount calculated in accordance with the provisions of the Revelyst Merger Agreement, using a base purchase price of $1,125,000. There can be no assurance regarding the ultimate timing of the Revelyst Merger Agreement or that it will be completed.
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
Basis of Combination. These unaudited condensed combined financial statements reflect the historical financial position, results of operations and cash flows for the periods presented as we are managed within Vista Outdoor. The unaudited condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. The unaudited condensed combined financial statements have been prepared in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America. The unaudited condensed combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent company during the periods presented.
The unaudited condensed combined financial statements include expense allocations for certain functions provided by Vista Outdoor, including, but not limited to, general corporate expenses related to management, finance, legal, information technology, human resources, communications, supply chain and insurance. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of revenue, headcount or other measures. During the three and six months ended September 30, 2024 we were allocated $872 of loss on divestiture and $(18,787) of gain on divestiture, respectively, and $16,183 and $34,942 of general corporate expenses, respectively. During the three and six months ended September 24, 2023 we were allocated $16,882 and $29,144 of general corporate expenses, respectively. General corporate expenses are included within selling, general and administrative expenses in the unaudited condensed combined statements of comprehensive income (loss). Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expenses we would have incurred if we had been an independent company for the periods presented. Actual costs that may have been incurred if we had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. We are unable to determine what such costs would have been had we been independent. Following the closing of the Sporting Products Sale (the “Closing”), we may perform these functions using our own resources or purchased services.
All intercompany transactions have been eliminated in the Vista Outdoor consolidation process. Related party transactions between us and Vista Outdoor have been included in these unaudited condensed combined financial statements. The aggregate net effect of related party transactions not historically settled in cash between us and Vista Outdoor has been reflected in the unaudited condensed combined balance sheets as “Parent company investment” and in the unaudited condensed combined statements of cash flows as “Net transfers to Parent” within financing activities.
Vista Outdoor utilizes a centralized approach to cash management and financing its operations. This arrangement is not reflective of the manner in which we would have been able to finance our operations had we been independent from Vista Outdoor. The cash and cash equivalents held by Vista Outdoor at the corporate level are not specifically identifiable to us and therefore have not been reflected in our unaudited condensed combined balance sheets. Cash transfers between Vista Outdoor and us are recorded through the Parent company investment account. Cash and cash equivalents in the unaudited condensed combined balance sheets represents cash and temporary investments held locally by us.
The unaudited condensed combined financial statements include certain assets and liabilities that have historically been held at the Vista Outdoor corporate level but are specifically identifiable or otherwise attributable to us. Vista Outdoor’s third-party debt and the related interest expense have not been allocated to us for any of the periods presented, as we are not the primary obligor of such debt.
Use of Estimates. The preparation of unaudited condensed combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. We review our estimates to ensure that these estimates properly reflect changes in our business or as new information becomes available. See our discussion of Critical Accounting Policies and Estimates in Part I, Item 2 of this Quarterly Report.
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
Contingent Consideration
In connection with some of our acquisitions, we recorded contingent consideration liabilities that can be earned by the sellers upon achievement of certain milestones. The liabilities are measured on a recurring basis and recorded at fair value, using a discounted cash flow analysis or a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt, utilizing revenue projections for the respective earn-out period, corresponding targets and approximate timing of payments as outlined in the purchase agreements. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Changes in the fair value of the contingent consideration obligation result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. The fair value adjustments are recorded in selling, general, and administrative in the unaudited condensed combined statements of comprehensive income (loss). The estimated fair values of contingent consideration payable related to our acquisition of Stone Glacier as of September 30, 2024 is $2,806.
Following is a summary of our contingent consideration liability Level 3 activity during the six months ended September 30, 2024:

Balance, March 31, 2024	$3,556
Payments made	(750)
Balance, September 30, 2024	$2,806
Contingent consideration liabilities are reported under the following captions in the unaudited condensed combined balance sheets:

	September 30, 2024	March 31, 2024
Other current liabilities	$2,806	$750
Other long-term liabilities	—	2,806
Total	$2,806	$3,556
Disclosures about the Fair Value of Financial Instruments
The carrying amount of our receivables, inventory, accounts payable and accrued liabilities as of September 30, 2024 and March 31, 2024 approximates fair value because of the short maturity of these instruments. The carrying values of cash and cash equivalents as of September 30, 2024 and March 31, 2024 are categorized within Level 1 of the fair value hierarchy.
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
3. Leases
We lease certain warehouse and distribution space, manufacturing space, office space, retail locations, equipment and vehicles. All of these leases are classified as operating leases. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments less lease incentives. Leases with an initial term of twelve months or less are not recorded on the balance sheets. For operating leases, expense is recognized on a straight-line basis over the lease term. Variable lease payments associated with our leases are recognized upon occurrence of the event, activity or circumstance in the lease agreement on which those payments are assessed. Tenant improvement allowances are recorded as leasehold improvements with an offsetting adjustment included in our calculation of the right-of-use asset.
Many leases include one or more options to renew, with renewal terms that can extend the lease term up to five years. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The amounts of assets and liabilities related to our operating leases were as follows:

	Balance sheet caption	September 30, 2024	March 31, 2024
Assets:
Operating lease assets	Operating lease assets	$90,490	$99,705

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$12,557	$12,117
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	91,528	100,070
Total lease liabilities		$104,085	$112,187
The components of lease expense are recorded to cost of sales and selling, general, and administrative expenses in the unaudited condensed combined statements of comprehensive income (loss). The components of lease expense were as follows:

	Three months ended		Six months ended
	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Fixed operating lease costs(1)	$5,212	$5,972	$10,618	$11,976
Variable operating lease costs	1,185	895	2,270	1,978
Operating and Sublease income	(255)	(238)	(415)	(430)
Net lease costs	$6,142	$6,629	$12,473	$13,524
(1) Includes short-term leases, which are immaterial.
The weighted average remaining lease term and weighted average discount rate is as follows:

	September 30, 2024	March 31, 2024
Weighted average remaining lease term (years):
Operating leases	9.02	9.21

Weighted average discount rate:
Operating leases	8.69%	8.68%
The approximate future minimum lease payments under operating leases as of September 30, 2024 were as follows:

Remainder of fiscal year 2025	$10,630
Fiscal year 2026	20,439
Fiscal year 2027	18,675
Fiscal year 2028	15,878
Fiscal year 2029	15,223
Thereafter	72,830
Total lease payments	153,675
Less imputed interest	(49,590)
Present value of lease liabilities	$104,085

Supplemental cash flow information related to leases is as follows:

	Six months ended
	September 30, 2024	September 24, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,882	$11,858
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,938	$4,810
ROU asset re-measurement	(5,710)	(6,195)
As part of our GEAR Up restructuring plan, we made a strategic decision to close and impair office locations that were no longer being used as intended or are actively being marketed for sublease. Accordingly, during the first fiscal quarter of 2025, we recognized a ROU asset impairment of $1,612 reducing the carrying value of the lease asset to its estimated fair value, which is included in selling, general, and administrative on our unaudited condensed combined statements of comprehensive income (loss).
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
Cash Flow Hedging Instrument
We use foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate our exposure on our foreign subsidiaries' inventory purchases and intercompany transactions, which is different than their functional currency. Certain U.S. subsidiaries also hedge a portion of their future sales in Canadian Dollars. These contracts generally mature within 12 months from their inception. As of September 30, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were approximately $24,357. The effectiveness of cash flow hedge contracts is assessed quantitatively at inception and qualitatively thereafter considering the transactions critical terms and counterparty credit quality.
During the three months ended September 30, 2024 and September 24, 2023, we recorded net foreign currency translation realized and unrealized gain (loss) of $249 and $(715), respectively, and for the six months ended September 30, 2024 and September 24, 2023, we recorded realized and unrealized net foreign currency translation gain (loss) of $170 and $(476), respectively, on the unaudited condensed combined statements of comprehensive income (loss) within other income (expense), net.
The following tables summarize the fair value of our derivative instruments as well as the location of the asset and/or liability on the unaudited condensed combined balance sheets:

		Asset (liability) derivatives fair value as of
Derivatives designated as cash flow hedging instruments	Balance sheet location	September 30, 2024	March 31, 2024
Foreign currency forward contracts	Other current liabilities	$(546)	$(4)
Total		$(546)	$(4)
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the unaudited condensed combined financial statements:

	Gain (loss) recognized in other comprehensive income (loss)
	Three months ended		Six months ended
Derivatives designated as cash flow hedging instruments	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Foreign currency forward contracts	$(924)	$403	$(594)	$242
Total gain (loss)	$(924)	$403	$(594)	$242

		Loss reclassified from other comprehensive loss into earnings
		Three months ended		Six months ended
Derivatives designated as cash flow hedging instruments:	Location	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Foreign currency forward contracts	Cost of sales	$(38)	$(789)	$(38)	$(1,189)
Foreign currency forward contracts	Other income (expense), net	(31)	(539)	(18)	(1,218)
Total loss		$(69)	$(1,328)	$(56)	$(2,407)
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

6. Divestitures and Acquisitions
Divestitures
On July 7, 2024, we sold our wood pellet manufacturing company, Fiber Energy Products. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. The decision to divest this business during the first fiscal quarter of 2025 triggered a quantitative impairment analysis as of June 30, 2024. We recorded a $6,336 fixed asset impairment during the first quarter of fiscal year 2025 to write down the carrying value of the Fiber Energy facilities and equipment to their fair value, which is included in selling, general, and administrative on our unaudited condensed combined statements of comprehensive income (loss). The key assumption in the fair value analysis was the proposed purchase price as of June 30, 2024. During the three months ended September 30, 2024, we recognized a pre-tax loss on this divestiture of approximately $872, which is included in (gain) loss on divestitures on our unaudited condensed combined statements of comprehensive income (loss). The loss was mostly related to transaction related expenses. This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations.
On May 1, 2024, we completed the divestiture of the RCBS brand. The assets of this business represented a portion of our Revelyst Outdoor Performance reportable segment. During the three months ended June 30, 2024 we recognized a pre-tax gain on this divestiture of approximately $19,659, which is included in (gain) loss on divestitures, net on our unaudited condensed combined statements of comprehensive income (loss). This transaction does not meet the criteria for discontinued operations as it does not represent a strategic shift that will have a major effect on our ongoing operations.
Acquisitions
During the fourth quarter of fiscal year 2024, we acquired PinSeeker, a leader in virtual network of golfers, allowing players to compete globally in real-time. The results of this business are reported within the Revelyst Precision Sports Technology reportable segment. We accounted for the acquisition as a business combination using the acquisition method of accounting and performed a preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We finalized the purchase price allocation during the second quarter of fiscal year 2025, and no significant changes were recorded from the original estimation. The acquisition is not significant to our combined financial statements and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.
7. Receivables
Our trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses. We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. We estimate the allowance based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition, and in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics. The allowance is adjusted as appropriate to reflect differences in current conditions as well as changes in forecasted macroeconomic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis, including those associated with customers that have a higher probability of default.
Net receivables are summarized as follows:

	September 30, 2024	March 31, 2024
Trade receivables	$208,659	$206,604
Other receivables	10,631	12,116
Less: allowance for estimated credit losses and discounts	(8,016)	(9,228)
Net receivables	$211,274	$209,492

Walmart represented 15% and 12% of the total trade receivables balance as of September 30, 2024 and March 31, 2024, respectively.
The following provides a reconciliation of the activity related to the allowance for estimated credit losses and discounts for the periods presented:

Balance, March 31, 2024	$9,228
Provision for credit losses	(482)
Write-off of uncollectible amounts, net of recoveries	(730)
Balance, September 30, 2024	$8,016
8. Inventories
Net inventories consist of the following:

	September 30, 2024	March 31, 2024
Raw materials	$53,380	$69,957
Work in process	9,324	11,186
Finished goods	198,688	212,603
Net inventories	$261,392	$293,746
We consider inventories to be long-term if they are not expected to be sold within one year. Long-term inventories are presented on the balance sheets net of reserves within deferred charges and other non-current assets and totaled $44,890 and $38,683 as of September 30, 2024 and March 31, 2024, respectively.
9. Accumulated Other Comprehensive Loss
The components of AOCL, net of income taxes, are as follows:

	September 30, 2024	March 31, 2024
Derivatives	$(520)	$18
Cumulative translation adjustment	(4,879)	(5,632)
Total AOCL	$(5,399)	$(5,614)

The following tables detail the amounts reclassified from AOCL to earnings as well as the changes in derivatives and foreign currency translation, net of income tax:

	Three months ended
	September 30, 2024			September 24, 2023
	Derivatives	Cumulative translation adjustment	Total	Derivatives	Cumulative translation adjustment	Total
Beginning balance in AOCL	$335	$(5,881)	$(5,546)	$(1,720)	$(5,080)	$(6,800)
Change in fair value of derivatives	(924)	—	(924)	403	—	403
Income tax impact on derivative instruments	—	—	—	(419)	—	(419)
Net loss reclassified from AOCL	69	—	69	1,328	—	1,328
Net change in cumulative translation adjustment	—	1,002	1,002	—	(759)	(759)
Ending balance in net AOCL	$(520)	$(4,879)	$(5,399)	$(408)	$(5,839)	$(6,247)

	Six months ended
	September 30, 2024			September 24, 2023
	Derivatives	Cumulative translation adjustment	Total	Derivatives	Cumulative translation adjustment	Total
Beginning balance in AOCL	$18	$(5,632)	$(5,614)	$(2,416)	$(5,744)	$(8,160)
Change in fair value of derivatives	(594)	—	(594)	242	—	242
Income tax impact on derivative instruments	—	—	—	(641)	—	(641)
Net loss reclassified from AOCL	56	—	56	2,407	—	2,407
Net change in cumulative translation adjustment	—	753	753	—	(95)	(95)
Ending balance in net AOCL	$(520)	$(4,879)	$(5,399)	$(408)	$(5,839)	$(6,247)

10. Goodwill and Intangible Assets
The carrying value of goodwill by reportable segments was as follows:

	Revelyst Precision Sports Technology	Total
Balance, March 31, 2024	$232,145	$232,145
Balance, September 30, 2024	$232,145	$232,145
Intangible assets by major asset class consisted of the following:

	September 30, 2024			March 31, 2024
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Trade names	$112,436	$(40,885)	$71,551	$112,436	$(37,392)	$75,044
Patented technology	37,220	(20,362)	16,858	36,957	(18,818)	18,139
Customer relationships and other	520,772	(209,425)	311,347	520,760	(189,603)	331,157
Total	670,428	(270,672)	399,756	670,153	(245,813)	424,340
Non-amortizing trade names	142,900	—	142,900	144,974	—	144,974
Net intangible assets	$813,328	$(270,672)	$542,656	$815,127	$(245,813)	$569,314
The net decrease in the gross intangible assets during the six months ended September 30, 2024 was due to the divestiture of RCBS non-amortizing trade names during the first quarter of fiscal 2025. Amortization expense related to our intangible assets was $12,423 and $12,569 for the three months ended September 30, 2024 and September 24, 2023, respectively, and was $24,847 and $25,217 for the six months ended September 30, 2024 and September 24, 2023, respectively.

As of September 30, 2024, we expect amortization expense related to our intangible assets to be as follows:

Remainder fiscal year 2025	$24,878
Fiscal year 2026	46,764
Fiscal year 2027	45,314
Fiscal year 2028	40,144
Fiscal year 2029	33,704
Thereafter	208,952
Total	$399,756
11. Other Current Liabilities
The major categories of other current liabilities are as follows:

	September 30, 2024	March 31, 2024
Warranty liability	$7,131	$8,083
Accrual for in-transit inventory	5,114	5,328
Operating lease liabilities	12,557	12,117
Contingent consideration	2,806	750
Other	62,288	60,776
Total other current liabilities	$89,896	$87,054
12. Restructuring
As part of our restructuring plans, we have and will incur severance and employee related costs, professional fees, ROU asset impairments and other exit and disposal costs which are recorded in Selling, general, and administrative in the unaudited condensed combined statements of comprehensive income (loss). Severance and employee related costs consist primarily of salary continuation benefits, outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits being provided in the restructuring, pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Asset impairments are accounted for in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. ROU asset impairments are accounted for in accordance with ASC 842, Leases. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.
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
During the three and six months ended September 30, 2024, we incurred $7,093 and $12,283 of pre-tax restructuring costs in connection with GEAR Up, which are recorded in selling, general, and administrative expense in the unaudited condensed combined statements of comprehensive income (loss). In the fourth quarter of fiscal year 2023, we announced a cost reduction and earnings improvement program. That program was substantially completed as of March 31, 2024, with only immaterial accruals related to employee costs remaining as of September 30, 2024.

The following table summarizes restructuring charges recorded as a result of our restructuring programs for the periods presented:

	Three months ended		Six months ended		Incurred since inception
GEAR Up restructuring costs	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Impairment on technology assets	$—	$—	$—	$—	$306
Employee severance and related expenses	2,125	—	2,541	—	8,597
Professional fees	1,527	—	2,494	—	4,214
Right-of-use asset impairments	—	—	1,612	—	1,741
Long-lived asset impairments	—	—	95	—	95
Contract terminations	3,340	—	4,970	—	4,970
Other	101	—	571	—	639
Total	$7,093	$—	$12,283	$—	$20,562
The table below presents a roll forward of our accruals or (deposits) related to GEAR Up, which are included in Accounts payable, Other current liabilities, Prepaid expenses, Other current assets, or Other non-current assets:

GEAR Up	Balance as of March 31, 2024	Charges	Payments	Balance as of September 30, 2024
Employee severance and related expenses	$5,399	$2,442	$(6,404)	$1,437
Professional fees	(968)	1,900	(5,940)	(5,008)
Contract terminations	—	4,763	(1,662)	3,101
Other	7	499	(506)	—
Total	$4,438	$9,604	$(14,512)	$(470)
13. Employee Benefit Plans
Defined Benefit Plan
Certain of our employees participate in a defined benefit plan sponsored by Vista Outdoor (the “Plan”), which include participants of other Vista Outdoor operations that are accounted for by Vista Outdoor in accordance with accounting guidance for defined benefit pension plans. Accordingly, net periodic pension expense for our employees is allocated to us based upon the number of our participants in the Plan and reported in the unaudited condensed combined statements of comprehensive income (loss). We do not record an asset or liability to recognize the funded or unfunded status of the Plan. Net periodic pension expense for these employees is recorded within cost of sales and selling, general and administrative expenses in the unaudited condensed combined statements of comprehensive income (loss). During the three and six months ended September 30, 2024 and September 24, 2023, pension cost allocated to us was immaterial in all periods.
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
Share-Based Compensation
Total share-based compensation cost and the associated income tax benefits recognized in the unaudited condensed combined statements of comprehensive income (loss) were as follows:

Of the total share-based compensation cost recognized during the three and six months ended September 30, 2024, $728 and $1,498, respectively, are related directly to our employees and $1,297 and $2,339, respectively, are related to allocations of Vista Outdoor’s corporate and shared employee share-based compensation expenses. During the three and six months ended September 24, 2023, $1,459 and $2,121, respectively, are related directly to our employees, and $(1,675) and $(614), respectively, related to allocations of Vista Outdoor’s corporate and shared employee share-based compensation expenses.
As of September 30, 2024, there are no share-based compensation arrangements for our employees that have not been recognized. This amount will be recognized in expense over a weighted-average period of 0 years.
14. Income Taxes
Our provision for income taxes includes federal, foreign, and state income taxes. Income tax provisions for interim periods are based on the estimated effective annual income tax rates for the current year and the prior year.
The income tax provisions for the three months ended September 30, 2024 and September 24, 2023 represent effective tax rates of 0.7% and 26.8%, respectively. The decrease in the effective tax rate from the prior year three month period is primarily driven by the beneficial change in the valuation allowance which caused lower tax expense in the quarter.
The income tax provisions for the six months ended September 30, 2024 and September 24, 2023 represent effective tax rates of 13.4% and 17.3%, respectively. The decrease in the effective tax rate from the prior year six month period is primarily driven by the beneficial change in the valuation allowance offset by foreign taxes in the current period and the operating loss in the prior period.
The effective tax rate for the six months ended September 30, 2024 differs from the federal statutory rate of 21% primarily due to the impact of the beneficial change in valuation allowance. The effective tax rate for the six months ended September 24, 2023 was lower than the statutory rate primarily because of the operating loss in the quarter, which caused the unfavorable tax adjustments to decrease the rate.
Income taxes paid, net of refunds, totaled $602 and $354 in six months ended September 30, 2024 and September 24, 2023, respectively.
We have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The amount of unrecognized tax benefits, including interest and penalties, amounted to $9,597 and $9,039 as of September 30, 2024 and March 31, 2024, respectively. It is expected that a $141 reduction of the liability for unrecognized tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $107.
15. Commitments and Contingencies
We lease certain warehouse, distribution and office facilities, vehicles, and office equipment under operating leases. These operating lease liabilities represent commitments for minimum lease payments under non-cancelable operating leases in the amount of $153,675. See Note 3, Leases.
The debt and related interest expense of Vista Outdoor has not been allocated to us, wholly or in part, for any of the periods. As of September 30, 2024, Vista Outdoor had outstanding long-term debt of $590,000 through its 2022 ABL Revolving Credit Facility (“ABL Facility”) and 4.5% Senior Notes (“Notes”). We and our domestic subsidiaries, together with substantially all domestic subsidiaries of Vista Outdoor, guarantee on a secured basis, jointly and severally and fully and unconditionally, the ABL Facility of Vista Outdoor. Under the Notes obligation, we, together with Vista Outdoor’s existing and future domestic subsidiaries that guarantee the ABL Facility or other indebtedness in an aggregate principal amount in excess of $75,000, fully and unconditionally guarantees, jointly and severally, the Notes. The ABL Facility matures on March 31, 2026 and the Notes mature in 2029.
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
16. Related Party Transactions
Allocation of General Corporate Expenses
These unaudited condensed combined financial statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. The following discussion summarizes activity between us and Vista Outdoor.

Related Party Sales
For the three and six months ended September 30, 2024, we sold products to other Vista Outdoor businesses in the amount of $381 and $857, respectively, which are included in net sales in the unaudited condensed combined statements of comprehensive income (loss). For the three and six months ended September 24, 2023, we sold products to other Vista Outdoor businesses in the amount of $5,370 and $10,215, respectively, which are included in net sales in the unaudited condensed combined statements of comprehensive income (loss).
Share-Based Compensation
Total share-based compensation consists of the following:

	Three months ended		Six months ended
	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
Total share-based compensation expense (included in selling, general and administrative)	$2,025	$(216)	$3,837	$1,507
Income tax benefit (expense) related to share based compensation	—	(228)	139	96
Net Transfers (To) and From Vista Outdoor
Net transfers to Parent are included within Parent Company Investment on the unaudited condensed combined statements of parent company equity. The components of the net transfers to Vista Outdoor are as follows:

	Three months ended		Six months ended
	September 30, 2024	September 24, 2023	September 30, 2024	September 24, 2023
General financing activities	$(39,391)	$(53,972)	$(89,073)	$(102,294)
Corporate allocations	15,758	18,158	13,816	29,758
Share-based compensation	2,025	(216)	3,837	1,507
Total net transfers to Parent	$(21,608)	$(36,030)	$(71,420)	$(71,029)
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
No customer contributed more than 10% of sales during the six months ended September 30, 2024 and September 24, 2023. Our sales to foreign customers were $160,932 and $173,322 during six months ended September 30, 2024 and September 24, 2023, respectively. During the six months ended September 30, 2024, approximately 12% of these sales were in Revelyst Outdoor Performance, 72% were in Revelyst Adventure Sports and 16% were in Revelyst Precision Sports and

Technology. Sales to Canada accounted for 6% and 5% of our sales during the six months ended September 30, 2024 and September 24, 2023, respectively.
The following tables contain information used to evaluate our operating segments for the periods presented below:

	Three months ended September 30, 2024
	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$100,566	$159,504	$54,905	$314,975	$—	$314,975
Gross profit	25,796	49,556	22,945	98,297	—	98,297

Operating income (loss)	$2,605	$11,053	$7,828	$21,486	$(17,163)	$4,323
Other income, net						255
Interest income, net						12
Income before income taxes						$4,590

Depreciation and amortization	$4,912	$8,560	$2,648	$16,120	$108	$16,228

	Six months ended September 30, 2024
	Revelyst Outdoor Performance	Revelyst Adventure Sports	Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$190,535	$286,782	$111,878	$589,195	$—	$589,195
Gross profit	47,529	84,470	47,688	179,687	—	179,687

Operating income (loss)	$(271)	$4,853	$15,354	$19,936	$(16,364)	$3,572
Other income, net						178
Interest income, net						26
Income before income taxes						$3,776

Depreciation and amortization	$10,251	$17,175	$5,325	$32,751	$210	$32,961

	Three months ended September 24, 2023
	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$112,736	$168,758	$51,327	$332,821	$—	$332,821
Gross profit	23,011	47,386	23,362	93,759	—	93,759

Operating income (loss)	$(3,252)	$6,815	$8,719	$12,282	$(17,079)	$(4,797)
Other expense, net						(1,174)
Interest income, net						37
Loss before income taxes						$(5,934)

Depreciation and amortization	$5,841	$9,065	$2,567	$17,473	$269	17,742

	Six months ended September 24, 2023
	(b) Revelyst Outdoor Performance	(b) Revelyst Adventure Sports	(b) Revelyst Precision Sports Technology	Reportable segment totals	Corporate and other reconciling items(a)	Total
Sales, net	$223,948	$313,157	$117,159	$654,264	$—	$654,264
Gross profit	48,709	90,070	49,706	188,485	—	188,485

Operating income (loss)	$(4,867)	$5,688	$18,557	$19,378	$(29,472)	$(10,094)
Other expense, net						(1,715)
Interest income, net						79
Loss before income taxes						$(11,730)

Depreciation and amortization	$11,695	$18,201	$5,156	$35,052	$294	35,346
(a) includes corporate general and administrative expenses of $16,223 and $28,679 for the three and six months ended September 30, 2024, respectively, and $8,654 and $16,273 for the three and six months ended September 24, 2023, respectively, plus other non-recurring costs that are not allocated to the segments in order to present comparable results as presented to the CODM. Reconciling items during the three and six months ended September 30, 2024 included the loss (gain) on divestitures of $872 and $(18,787), fixed asset impairment of $0 and $6,336, and post-acquisition compensation expense of $68 and $136. Reconciling items for the three and six months ended September 24, 2023 included restructuring expense of $0 and $4,662, transition expense of $8,105 and $8,105, post-acquisition compensation expense of $320 and $320 and contingent consideration fair value adjustment of $0 and $112.
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
•reductions in or unexpected changes in or our inability to accurately forecast demand for our products;
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
•risks relating to the market for Revelyst common stock; and
•risks related to the Sporting Products Sale and the Revelyst Transaction, including (i) the failure to receive, on a timely basis or otherwise, the required approval of the Sporting Products Sale by Vista Outdoor stockholders, (ii) the possibility that any or all of the various conditions to the consummation of the Sporting Products Sale or the Revelyst Transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals), (iii) the possibility that competing offers or acquisition proposals may be made, (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement relating to the Sporting Products Sale or the Revelyst Transaction, including in circumstances which would require Vista Outdoor or Revelyst, as applicable, to pay a termination fee, (v) the effect of the announcement or pendency of the Sporting Products Sale or the Revelyst Transaction on our ability to attract, motivate or retain key executives and employees, our ability to maintain relationships with our customers, vendors, service providers and others with whom we do business, or our operating results and business generally, (vi) risks related to the Sporting Products Sale or Revelyst Transaction diverting management’s attention from our ongoing business operations, (vii) that the Sporting Products Sale or the Revelyst Transaction may not achieve some or all of any anticipated benefits with respect to either business segment and that the Sporting Products Sale or the Revelyst Transaction may not be completed in accordance with our expected plans or anticipated timelines, or at all and (viii) that the consideration paid to Revelyst stockholders in connection with the Revelyst Transaction cannot be determined until the consummation of the Revelyst Transaction as it is subject to certain adjustments related to the net cash of Revelyst as of the closing of the Revelyst Transaction and the management team’s current estimate of the consideration may be higher or lower than the actual consideration paid to Revelyst stockholders in connection with the Revelyst Transaction due to the actual cash flows prior to the closing of the Revelyst Transaction or other factors.

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
2.increased the Cash Consideration from $18.00 to $21.00 in cash per share of Vista Outdoor Common Stock.
On July 21, 2024, the Parties entered into the fourth amendment to the Merger Agreement (the “Fourth Amendment”). The Fourth Amendment:
1.increased the base purchase price from $2,100,000 to $2,150,000; and
2.increased the Cash Consideration from $21.00 to $24.00 in cash per share of Vista Outdoor Common Stock.
On July 30, 2024, Vista Outdoor announced their Board of Directors (the “Vista Outdoor Board”) decided to commence a review of strategic alternatives which included: (i) the exploration of a full range of alternatives for the Revelyst Business, including a potential sale of the Revelyst Business, (ii) engagement with MNC Capital and its private equity partner with respect to its proposal to acquire Vista Outdoor in an all-cash transaction for $42.00 per share of Vista Outdoor Common Stock, and (iii) continued consideration of the separation of the Revelyst Business and The Kinetic Group through a spin-off. CSG was also considering an acquisition of the Revelyst Business with potential partners (in addition to its proposed acquisition of The Kinetic Group).
On September 12, 2024, the parties entered into the Fifth Merger Agreement Amendment. The Fifth Merger Agreement Amendment:
1.provided for Revelyst to issue Vista Outdoor additional shares of Revelyst Common Stock in an amount equal to the number of shares of Revelyst Common Stock equal to 7.5% of the fully diluted outstanding shares of Revelyst Common Stock as of the closing of the Sporting Products Sale (after giving effect to the Contribution (as defined in the Separation Agreement) including, for the avoidance of doubt, the shares of Revelyst Common Stock to be transferred by Vista Outdoor to Merger Sub Parent) (the “Revelyst Purchased Shares”) prior to the sale of such shares from Vista Outdoor to Merger Sub Parent;
2.provided that immediately prior to the closing of the Sporting Products Sale, Merger Sub Parent would purchase from Vista Outdoor the Revelyst Purchased Shares for $150,000 (“Revelyst Purchased Shares Purchase Price”) (the “Revelyst Investment”);
3.provided that following payment of the Revelyst Purchased Shares Purchase Price, Vista Outdoor would contribute such amount to Revelyst to be paid to Vista Outdoor stockholders as part of the Cash Consideration; and
4.increased the Cash Consideration from $24.00 to $28.00 in cash per share of Vista Outdoor Common Stock.
On October 4, 2024, the parties entered into the Sixth Merger Agreement Amendment. The Sixth Merger Agreement Amendment:
1.increased the Base Purchase Price from $2,150,000 to $2,225,000;
2.changed the Cash Consideration from $28.00 to $25.75 in cash per share of Vista Outdoor Common Stock;
3.extended the End Date to December 11, 2024; and
4.eliminated the Revelyst Investment.
On October 4, 2024, Vista Outdoor completed certain portions of the legal and structural separation of Revelyst, Inc. from Vista Outdoor. To effect the structural separation, Vista Outdoor undertook certain pre-spin-off transactions described below:
1.Vista Outdoor contributed its equity interest in certain of its wholly owned subsidiaries to its wholly owned subsidiary Revelyst, Inc.
The Sporting Products Sale is subject to approval of Vista Outdoor stockholders and other customary closing conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the Sporting Products Sale will be completed.
On October 4, 2024, Vista Outdoor entered into an agreement with Revelyst, Cabin Ridge Inc. (“SVP Merger Sub”) and Olibre LLC (“SVP Parent”) (“Revelyst Merger Agreement”) pursuant to which, following the completion of the Sporting Products Sale and subject to the receipt of regulatory approvals and other customary closing conditions, SVP Merger Sub will be merged with and into Revelyst (holding only the Revelyst business), with Revelyst surviving the merger as a wholly owned subsidiary of SVP Parent (the “Revelyst Merger” and, together with the other transactions contemplated by the Revelyst Merger Agreement and the related transaction documents, in each case as amended from time to time, the “Revelyst Transaction”). Each share of Revelyst Common Stock issued and outstanding immediately prior to the closing of such transaction (including shares of Revelyst Common Stock received by Vista Outdoor stockholders as part of the Sporting Products Sale) (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent) will be converted into the right to receive merger consideration in an amount calculated in accordance with the provisions of the Revelyst Merger Agreement, using a base purchase price of $1,125,000. There can be no assurance regarding the ultimate timing of the Revelyst Merger Agreement or that it will be completed.
Our unaudited condensed combined financial statements reflect our historical financial position, results of operations and cash flows for the periods presented as we are managed within Vista Outdoor. Our unaudited condensed combined financial statements have been prepared on a “carve-out” basis and are derived from the consolidated financial statements and accounting records of Vista Outdoor. Our unaudited condensed combined financial statements have been prepared in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America. Our unaudited condensed combined financial statements may not be indicative of our future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had we operated as an independent company during the periods presented.
Our unaudited condensed combined financial statements include expense allocations for certain functions provided by Vista Outdoor, including but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications and insurance. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of revenue, headcount or other measures. During the three and six months ended September 30, 2024 we were allocated $872 of loss on divestiture and $(18,787) of gain on divestiture, respectively, and $16,183 and $34,942 of general corporate expenses, respectively. During the three and six months ended September 24, 2023 we were allocated $16,882 and $29,144 of general corporate expenses, respectively. General corporate expenses are included within selling, general and administrative expenses in the unaudited condensed combined statements of comprehensive loss. General corporate expenses are included within selling, general and administrative expenses in the unaudited condensed combined statements of comprehensive income (loss). Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expenses we would have incurred if we had been an independent company for the periods presented. Actual costs that may have been incurred if we had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology, supply chain, sales and marketing, operations and infrastructure. We are unable to determine what such costs would have been had we been independent. Following the closing of the Sporting Products Sale (the “Closing”), we may perform these functions using our own resources or purchased services.
Executive Summary and Financial Highlights
We have three operating and reportable segments, based on how our chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and makes decisions. See Note 17, Operating Segment Information, to the unaudited condensed combined financial statements in Part I, Item 1 of this Quarterly Report for discussion and details. Below is the composition of our segments during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Management currently considers the following events, results, trends and uncertainties to be most important to understanding our financial condition, operating performance and significant events:
For the three months ended September 30, 2024, net sales decreased $17,846 or 5.4% compared to the prior year period primarily due to volume decreases within Revelyst Adventure Sports, the divestitures of RCBS and Fiber Energy, a decrease in related party sales and lower volume at Simms Fishing within Revelyst Outdoor Performance. The decline was partially offset by increased net sales within Revelyst Precision Sports Technology caused by higher volume, which was primarily driven by new product introductions, increased volume at Bushnell within Revelyst Outdoor Performance and increased volume at Giro within Revelyst Adventure Sports. Our reportable segments reported an increase of $9,204 or 74.9% in operating income for the three months ended September 30, 2024, as compared to the prior fiscal period, primarily due to a $4,538 or 4.8% increase in gross profit as compared for the same periods, improved inventory health and the divestiture of Fiber Energy within our Revelyst Outdoor Performance segment and improved inventory health within our Revelyst Adventure Sports segment, which was partially offset primarily by increased discounting at Bushnell Golf within the Revelyst Precision Sports Technology segment. Our ongoing management inventory program and divestiture created a decrease of $26,147 or 7.9% in inventory levels since the prior fiscal year-end.
GEAR Up Transformation Program
During fiscal year 2024, we initiated the GEAR Up transformation program. GEAR Up is an efficiency and cost savings initiative program, to accelerate growth and transformation. We expect GEAR Up to deliver targeted annualized pre-tax operating profit improvements of approximately $100,000. During the six months ended September 30, 2024, savings from the GEAR Up program contributed $11,600 in cost savings, and we expect to realize $25,000 to $30,000 of savings in Fiscal Year 2025 across our key GEAR Up focus areas. We are estimating pre-tax restructuring charges of approximately $40,000 to $50,000 over the duration of the plan and expect these charges to be completed by fiscal year 2027. All restructuring charges will be recorded as corporate expenses and not allocated to our reportable segments. See Note 12, Restructuring, to the unaudited condensed combined financial statements in Part I, Item 1 of this Quarterly Report for additional information.
Divestitures
During the quarter ended June 30, 2024, we completed the divestiture of the RCBS brand. This business was part of the Revelyst Outdoor Performance reportable segment. See Note 6, Divestitures and Acquisitions, for discussion of the pre-tax gain recorded during the first fiscal quarter of 2025 related to this divestiture.
During the quarter ended September 30, 2024, we completed the divestiture of our wood pellet manufacturer company, Fiber Energy Products. This business was part of the Revelyst Outdoor Performance reportable segment. See Note 6, Divestitures and Acquisitions, for discussion of impairment recorded during the first fiscal quarter of 2025 related to this business, and the pre-tax loss recorded during the second quarter of 2025 related to the divestiture of this business.
RCBS and Fiber Energy Products contributed approximately $30,000 of total combined sales in fiscal year 2024.
Outlook
Outdoor Recreation Industry
According to the 2024 Outdoor Participation Trends Report, "the growth of outdoor participation that began in 2016 and accelerated during the COVID pandemic is showing few signs of slowing as the outdoor participation base grew larger again this year to a record 175.8 million participants. This represents 57.3% of all Americans aged six and older". The participants increased across demographics and activities as we see new and young recreation participants driving growth and diversity in the participation base, including increasing numbers of women, people of color and seniors. We believe that we are well positioned to capture additional share of participants' wallets through new, innovative product launches, cross-collaborations and exciting partnerships despite challenges related to market softness. Specifically at Simms Fishing, we hold a dominant position in waders and are gaining share in sportswear; at Bushnell Golf, we continue to set the standard with our leading position; and at Fox, Bell, Giro and CamelBak we are capturing share across numerous categories, including Helmets, Mountain Bike Protection and Bike Hydration despite a declining market environment. We remain focused on driving growth and share gains regardless of market conditions and are poised to revolutionize our future through innovative product and technology offerings, as well as leading partnerships.
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
Financial Condition
Cash decreased to $21,740 as of September 30, 2024 from $22,946 at March 31, 2024. During the three months ended September 30, 2024, we used our cash generated from operating activities in addition to proceeds received from the sale of our RCBS business and our Fiber Energy business to fund capital expenditures and for net transfers to parent within our financing activities.
Net accounts receivable as of September 30, 2024 increased $1,782 compared to March 31, 2024, primarily resulting from increased sales to our customer base with longer payment terms. Net inventories continue to decrease compared to the prior year period as a result of our continued focus on decreasing inventory levels.
Net transfers to Parent increased slightly as compared to the prior fiscal year, primarily due to proceeds received from the sale of RCBS and Fiber Energy, reduced payments for contingent consideration and reduced capital expenditures, partially offset by decreased cash provided by operations. The transfers to Parent represented transactions between Revelyst and Vista Outdoor. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include (i) constructive cash transfers from Revelyst to Vista Outdoor, (ii) cash transfers from Vista Outdoor to fund Revelyst’s requirements for working capital commitments, (iii) cash transfers from Vista Outdoor to fund Revelyst’s acquisitions and (iv) an allocation of Vista Outdoor’s corporate expenses.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund strategic acquisitions, capital expenditures, earn-outs related to previous acquisitions and the execution of our GEAR Up transformation program. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain facilities, payment of earn-outs related to previous acquisitions, execution of our GEAR Up transformation program and working capital requirements.
At the time of the Closing, we expect to have cash and cash equivalents of approximately $125,000 after giving effect to the contribution from Vista Outdoor, and payout of merger consideration to shareholders.
There can be no assurance that the cost or availability of future borrowings, if any, will not be materially impacted by capital and credit market conditions, including any disruptions to these markets, as a result of natural disasters and public health crises or other significant catastrophic events, or our future financial condition and performance.
Contractual Obligations and Commitments
We lease certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. As of September 30, 2024, current and long-term operating lease liabilities of $12,557 and $91,528, respectively, were recorded in the accompanying unaudited condensed combined balance sheets. For further discussion on minimum lease payment obligations, see Note 3, Leases, to the unaudited condensed combined financial statements in Part I, Item 1 included in this Quarterly Report for additional details.
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
Dependence on Key Customers; Concentration of Credit
Walmart represented 15% and 12% of the total trade receivables balance as of September 30, 2024 and March 31, 2024, respectively. No customer contributed more than 10% of sales during the six months ended September 30, 2024 and September 24, 2023. If a key customer fails to meet payment obligations, our operating results and financial condition could be adversely affected.
Results of Operations
Segment results for the three and six months ended September 30, 2024 compared to the three and six months ended September 24, 2023:
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

	Three months ended		Change		Six months ended		Change
Net Sales:	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
Revelyst Outdoor Performance	$100,566	$112,736	$(12,170)	(10.8)%	$190,535	$223,948	$(33,413)	(14.9)%
Revelyst Adventure Sports	159,504	168,758	(9,254)	(5.5)%	286,782	313,157	(26,375)	(8.4)%
Revelyst Precision Sports Technology	54,905	51,327	3,578	7.0%	111,878	117,159	(5,281)	(4.5)%
Total	$314,975	$332,821	$(17,846)	(5.4)%	$589,195	$654,264	$(65,069)	(9.9)%
Three months ended
Revelyst Outdoor Performance—The decrease in net sales was a result of decreased related party sales, the divestitures of RCBS and Fiber Energy and lower volume at Simms Fishing, partially offset by increased volume at Bushnell.
Revelyst Adventure Sports—The decrease in net sales was a result of volume decreases, primarily at QuietKat, Fox, and Bell. These decreases were partially offset by increased price and higher volume at Giro.
Revelyst Precision Sports Technology—The increase in net sales was caused by higher volume, primarily driven by new product introductions, partially offset by higher discounts at Bushnell Golf.
Six months ended
Revelyst Outdoor Performance—The decrease in net sales was a result of decreased related party sales, lower volume at Simms Fishing and Camp Chef, as well as the divestitures of RCBS and Fiber Energy, partially offset by higher volume at Eagle Industries and Bushnell.
Revelyst Adventure Sports—The decrease in net sales was a result of pre-order sales during the first fiscal quarter of 2024 that were not repeated during the first quarter of fiscal year 2025 because of delivery timing delays in our fourth fiscal quarter 2023 and lower volume at QuietKat and Fox, partially offset by higher volume at Giro.
Revelyst Precision Sports Technology—The decrease in net sales was caused by lower volume compared to strong new product introductions for Bushnell Golf in the prior year period, partially offset by growth at Foresight driven by new product introductions.

	Three months ended		Change		Six months ended		Change
Gross Profit:	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
Revelyst Outdoor Performance	$25,796	$23,011	$2,785	12.1%	$47,529	$48,709	$(1,180)	(2.4)%
Revelyst Adventure Sports	49,556	47,386	2,170	4.6%	84,470	90,070	(5,600)	(6.2)%
Revelyst Precision Sports Technology	22,945	23,362	(417)	(1.8)%	47,688	49,706	(2,018)	(4.1)%
Total	$98,297	$93,759	$4,538	4.8%	$179,687	$188,485	$(8,798)	(4.7)%
Gross profit margin	31.2%	28.2%			30.5%	28.8%
Three months ended
Revelyst Outdoor Performance—The increase in gross profit was primarily caused by improved inventory health and the divestiture of Fiber Energy. These increases were partially offset by manufacturing efficiency headwinds. Gross profit margin was 25.7% compared to 20.4% in the prior fiscal period.
Revelyst Adventure Sports—The increase in gross profit was primarily caused by improved inventory health and increased price. These increases were partially offset by lower volume as described above. Gross profit margin was 31.1% compared to 28.1% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by increased discounting at Bushnell Golf, partially offset by volume as described above. Gross profit margin was 41.8% compared to 45.5% in the prior fiscal period.
Six months ended
Revelyst Outdoor Performance—The decrease in gross profit was primarily caused by lower volume as described above, partially offset by improved input cost pricing and the divestiture of Fiber Energy. Gross profit margin was 24.9% compared to 21.8% in the prior fiscal period.
Revelyst Adventure Sports—The decrease in gross profit was primarily caused by lower volume as described above and lower royalty revenue, partially offset by improved inventory health. Gross profit margin was 29.5% compared to 28.8% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in gross profit was primarily caused by lower volume as noted above. Gross profit margin was 42.6% compared to 42.4% in the prior fiscal period.

	Three months ended		Change		Six months ended		Change
Operating income (loss):	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
Revelyst Outdoor Performance	$2,605	$(3,252)	$5,857	180.1%	$(271)	$(4,867)	$4,596	94.4%
Revelyst Adventure Sports	11,053	6,815	4,238	62.2%	4,853	5,688	(835)	14.7%
Revelyst Precision Sports Technology	7,828	8,719	(891)	(10.2)%	15,354	18,557	(3,203)	(17.3)%
Corporate and other	(17,163)	(17,079)	(84)	(0.5)%	(16,364)	(29,472)	13,108	44.5%
Total	$4,323	$(4,797)	$9,120	190.1%	$3,572	$(10,094)	$13,666	135.4%
Operating loss margin	1.4%	(1.4)%			0.6%	(1.5)%
Three months ended
Revelyst Outdoor Performance—The increase in operating income was caused by higher gross profit and decreased selling, general and administrative costs, primarily related to GEAR up initiatives. Operating loss margin was 2.6% compared to (2.9)% in the prior fiscal period.
Revelyst Adventure Sports—The increase in operating income was driven by higher gross profit and decreased selling, general and administrative costs, primarily related to GEAR up initiatives. Operating loss margin was 6.9% compared to 4.0% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in operating income was caused by decreased gross profit and increased selling, general and administrative costs. Operating income margin was 14.3% compared to 17.0% in the prior fiscal period.

Corporate and Other—The increase in operating loss was primarily driven by loss on divestiture of Fiber Energy, partially offset by reduced transition costs related to our acquisitions in the prior year.
Six months ended
Revelyst Outdoor Performance—The decrease in operating loss was caused by decreased selling, general and administrative costs, primarily related to GEAR up initiatives, partially offset by decreased gross profit. Operating loss margin was (0.1)% compared to (2.2)% in the prior fiscal period.
Revelyst Adventure Sports—The decrease in operating income was primarily caused by lower gross profit, partially offset by decreased selling, general and administrative costs, primarily related to GEAR up initiatives. Operating loss margin was 1.7% compared to 1.8% in the prior fiscal period.
Revelyst Precision Sports Technology—The decrease in operating income was primarily caused by decreased gross profit and increased selling, general and administrative costs. Operating income margin was 13.7% compared to 15.8% in the prior fiscal period.
Corporate and Other—The decrease in operating loss was primarily driven by the gain on divestiture of the RCBS and reduced transition costs related to our acquisitions in the prior year, partially offset by impairment and GEAR up restructuring costs.

	Three months ended		Change		Six months ended		Change
Other (income) expense, net:	September 30, 2024	September 24, 2023	Dollars	Percent	September 30, 2024	September 24, 2023	Dollars	Percent
Corporate and other	$(255)	$1,174	$(1,429)	(121.7)%	$(178)	$1,715	$(1,893)	(110.4)%
The change in other expense from the prior fiscal period was caused by changes in foreign exchange gains and losses.

	Three months ended					Six months ended
Income tax (benefit) provision:	September 30, 2024	Effective Rate	September 24, 2023	Effective Rate	Change	September 30, 2024	Effective Rate	September 24, 2023	Effective Rate	Change
Corporate and other	$34	0.7%	$(1,592)	26.8%	$1,626	$506	13.4%	$(2,030)	17.3%	$2,536
See Note 14, Income Taxes, to the unaudited condensed combined financial statements in Part I, Item 1 of this Quarterly Report, for information regarding income taxes.
The decrease in the current period tax rate is primarily due to the change in the valuation allowance.
Our provision for income taxes includes federal, state and foreign income taxes. The effective tax rate for the three and six months ended September 30, 2024 is reflective of the federal statutory rate of 21% decreased primarily due to the impact of the beneficial change in the valuation allowance.
The effective tax rate for the three and six months ended September 24, 2023 differs from the federal statutory rate of 21% primarily due to the operating loss in the quarter, which caused the unfavorable tax adjustments to decrease the rate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2024, our Principal Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial and Accounting Officer as appropriate to allow timely decisions regarding required disclosure.

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
The consummation of the Revelyst Transaction is subject to a number of conditions, many of which are largely outside of the control of the parties to the Revelyst Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Revelyst Merger Agreement may be terminated and the Revelyst Transaction may not be completed. If any closing conditions are waived, such waiver could have an adverse effect on Revelyst and its stockholders.
The respective obligations of each party to effect the Revelyst Merger are subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of certain conditions specified in the Revelyst Merger Agreement, including, among other things: (i) the approval of Vista Outdoor in its capacity as the sole stockholder of Revelyst; (ii) termination or expiry of any waiting period (and any extension thereof) applicable to the Revelyst Transaction under the HSR Act and approval under the Austrian Cartel Act 2005, the German Act Against Restraints on Competition 2023 and the United Kingdom National Security and Investment Act 2021; (iii) the absence of legal restraints prohibiting the Revelyst Transaction; (iv) consummation of the Sporting Products Sale in accordance with the Merger Agreement, the purchase price adjustment in connection with the Sporting Products Sale having become final and binding and the related purchase price adjustments, if any, having been paid; (v) the completion of the Reorganization (as defined in the Revelyst Merger Agreement); and (vi) other customary conditions specified in the Revelyst Merger Agreement. The failure to satisfy any or all of the required conditions could delay the completion of the Revelyst Transaction by a significant period of time or prevent it from occurring. Any delay in completing the Revelyst Transaction could cause the parties to the Revelyst Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Revelyst Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Revelyst Transaction will be satisfied or waived or that the Revelyst Transaction will be completed within the expected timeframe or at all.
Each party to the Revelyst Merger Agreement may, to the extent permitted by law, waive any condition that is a condition to the obligations of such party to effect the Revelyst Merger. Conditions that are required by law (such as (i) the approval of Vista Outdoor in its capacity as the sole stockholder of Revelyst, (ii) any waiting period (or any extension thereof) applicable to the Revelyst Transaction under the HSR Act having been terminated or having expired and approval under the Austrian Cartel Act 2005, the German Act Against Restraints on Competition 2023 and the United Kingdom National Security and Investment Act 2021 and (iii) the absence of legal restraints prohibiting the Revelyst Transaction) may not be waived. If the applicable party or parties were to waive a closing condition that may be waived, such waiver could have an adverse effect on Revelyst.
Revelyst stockholders cannot be sure of the value of the Revelyst Merger Consideration they will receive at the effective time of the Revelyst Merger.
At the effective time of the Revelyst Merger (the “Revelyst Merger Effective Time”), each issued and outstanding share of Revelyst Common Stock (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent) will be converted into the right to receive the Revelyst Merger Consideration, which is an amount equal to (a) the sum of (x) $1,125,000,000, (y) the Revelyst Cash Adjustment Amount (as defined in the Revelyst Merger Agreement) and (z) the sum of the exercise prices of all Revelyst Options (as defined in the Revelyst Merger Agreement) other than out-of-the-money Revelyst Options divided by (b) the sum of (x) the number of shares of Revelyst Common Stock issued and outstanding as of immediately prior to the Revelyst Merger Effective Time (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent as of such time) and (y) the number of shares of Revelyst Common Stock underlying each Revelyst equity award entitled to receive the Revelyst Merger Consideration at the Revelyst Merger Effective Time pursuant to the Revelyst Merger Agreement outstanding as of immediately prior to the Revelyst Merger Effective Time.

Management of Vista Outdoor estimates as of November 7, 2024, if the date on which the Revelyst Merger closes (the “Revelyst Merger Closing Date”) were to occur on December 31, 2024, the per share Revelyst Merger Consideration payable to holders of Revelyst Common Stock in accordance with the Revelyst Merger Agreement would be approximately $19.25. Management of Vista Outdoor currently expects the Revelyst Merger Closing Date to occur by January 2025. However, the respective obligations of each party to effect the Revelyst Merger are subject to the satisfaction (or, to the extent permitted by law, waiver) on or prior to the Revelyst Merger Closing Date of certain conditions specified in the Revelyst Merger Agreement, including the consummation of the Sporting Products Sale, receipt of necessary regulatory approvals and other closing conditions set forth in the Revelyst Merger Agreement, and management of Vista Outdoor cannot know the actual date when the Revelyst Merger Closing Date will occur. In addition, the Revelyst Merger Consideration cannot be determined until the consummation of the Revelyst Merger as it is subject to change based on (i) the Revelyst Cash Adjustment Amount, which provides for certain closing adjustments to the Revelyst Purchase Price (as defined in the Revelyst Merger Agreement), which adjustments relate to certain cash, debt, tax and other items (including unpaid transaction expenses) of Revelyst as of the closing of the Revelyst Merger (the “Revelyst Merger Closing”) and (ii) the number of shares of Revelyst Common Stock issued and outstanding and the number of shares of Revelyst Common Stock underlying Revelyst equity awards entitled to receive the Revelyst Merger Consideration at the Revelyst Merger Effective Time outstanding, in each case, as of immediately prior to the Revelyst Merger Effective Time. Vista Outdoor management’s current estimate of the Revelyst Merger Consideration may be higher or lower than the actual Revelyst Merger Consideration due to the actual cash flows of Vista Outdoor prior to the closing of the Revelyst Merger and of Revelyst prior to the Revelyst Merger Closing, actual costs, including transaction costs, incurred by Vista Outdoor prior to the closing of the Merger and by Revelyst prior to the Revelyst Merger Closing, the actual number of shares of Revelyst Common Stock and Revelyst equity awards outstanding, in each case as of as immediately prior to the Revelyst Merger Effective Time, or other factors. Revelyst’s transaction costs include, among other things, costs and expenses associated with obtaining regulatory approvals or waivers and third-party consents, the preparation of this proxy statement/prospectus and legal fees and expenses associated with the Sporting Products Sale or the Revelyst Merger. In addition, the precise number of shares of Revelyst Common Stock issued and outstanding and Revelyst equity awards outstanding, in each case as of immediately prior to the Revelyst Merger Effective Time, will not be known until immediately prior to the Revelyst Merger Effective Time. Therefore, until the Revelyst Merger Closing Date, Vista Outdoor stockholders will not know the precise amount of the Revelyst Merger Consideration they will be entitled to receive upon the consummation of the Revelyst Merger and the actual amount of the Revelyst Merger Consideration payable to holders of Revelyst Common Stock may be higher or lower than Vista Outdoor management estimates of such amount as of November 7, 2024.
Failure to complete the Revelyst Transaction could adversely affect Revelyst’s stock price and business, results of operations or financial condition.
There can be no assurance that the conditions to the closing of the Revelyst Transaction will be satisfied or waived or that the Revelyst Transaction will be completed. If the Revelyst Transaction is not completed within the expected timeframe or at all, Revelyst’s ongoing business could be adversely affected and Revelyst will be subject to a variety of risks and possible consequences associated with the failure to complete the Revelyst Transaction, including the following: (i) Revelyst will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Revelyst Transaction closes; (ii) under the Revelyst Merger Agreement, Revelyst is subject to certain restrictions on the conduct of its business during the pendency of the Revelyst Transaction, which may adversely affect Revelyst’s ability to execute certain of its business strategies; (iii) Revelyst may lose key employees during the period in which Revelyst and SVP Parent are pursuing the Revelyst Transaction, which may adversely affect Revelyst in the future if Revelyst is not able to hire and retain qualified personnel to replace departing employees; (iv) the Revelyst Transaction, whether or not it closes, will divert the attention of certain members of Revelyst management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to Revelyst and (v) that another transaction acceptable to Revelyst may not be offered and Revelyst’s business, prospects or results of operation may be adversely impacted as a result. If the Revelyst Transaction is not completed, these risks could materially affect Revelyst’s business, results of operations or financial condition and stock price, including to the extent that the then-current market price of the Revelyst Common Stock is positively affected by a market assumption that the Revelyst Transaction will be completed.
While the Revelyst Transaction is pending, Revelyst is subject to business uncertainties and certain contractual restrictions that could adversely affect Revelyst’s business, results of operations or financial condition.
In connection with the Revelyst Transaction, some of Revelyst’s customers, vendors, consumers or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with Revelyst, which could adversely affect Revelyst’s revenues, earnings, cash flows and expenses, regardless of whether the Revelyst Transaction is completed. In addition, due to certain restrictions in the Revelyst Merger Agreement on the conduct of Revelyst’s business prior to the closing of the Revelyst Transaction, Revelyst may be unable to (without SVP’s prior written consent, unless another exception under the Revelyst Merger Agreement applies), during the pendency of the Revelyst

Transaction, pursue certain strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. This may cause Revelyst to forgo certain opportunities Revelyst might otherwise pursue. In addition, the pendency of the Revelyst Transaction may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for Revelyst’s current employees and management.
The termination fee in the Merger Agreement and Revelyst Merger Agreement and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire Vista Outdoor or its businesses.
The Merger Agreement prohibits Vista Outdoor from soliciting, initiating or knowingly assisting, facilitating or encouraging any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, Vista Outdoor’s right to terminate the Merger Agreement to accept a Vista Outdoor Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that if the Merger Agreement is terminated under certain circumstances, including by Vista Outdoor to enter into a Vista Outdoor Acquisition Agreement (as defined in the Merger Agreement) in respect of a Vista Outdoor Superior Proposal, Vista Outdoor will be required to pay CSG a termination fee of $47,750,000 in immediately available funds. The Revelyst Merger Agreement provides that if the Revelyst Merger Agreement is terminated in certain circumstances where the Merger Agreement is also terminated and Vista Outdoor is required to pay CSG a termination fee, Vista Outdoor will be required to pay SVP Parent a termination fee of $28,125,000 in immediately available funds. The termination fees under the Merger Agreement and the Revelyst Merger Agreement and non-solicitation restrictions under the Merger Agreement could discourage other companies from trying to acquire Vista Outdoor or its businesses even though those other companies might be willing to offer greater value to Vista Outdoor’s stockholders than is offered in the Sporting Products Sale and the Revelyst Transaction.
Litigation against parties to the Revelyst Transaction, or the members of their respective boards, could prevent or delay the completion of the Revelyst Transaction.
It is a condition to the Revelyst Transaction that no court of competent jurisdiction or other governmental authority shall have issued a judgment, order, injunction, ruling, writ, decree or other directive or enacted a law that is in effect that prohibits, enjoins or makes illegal the consummation of the Revelyst Transaction. It is possible that lawsuits may be filed challenging the Revelyst Transaction. The outcome of any such lawsuits cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Revelyst Transaction on the agreed-upon terms, such an injunction may delay the consummation of the Revelyst Transaction in the expected timeframe or may prevent the Revelyst Transaction from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our management’s attention and resources from the closing of the Revelyst Transaction and ongoing business activities, which could adversely affect our operations.
If the Revelyst Transaction is not consummated by the applicable deadline, either we or SVP Parent may terminate the Revelyst Merger Agreement, subject to certain exceptions.
Either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement if the Revelyst Transaction has not been consummated by the Revelyst Merger End Date (as defined in the Revelyst Merger Agreement). However, this termination right will not be available to Revelyst or SVP Parent (as applicable) if the failure to consummate the Revelyst Transaction on or prior to such date is primarily due to the breach by such party, or such party’s affiliates who are party to the Revelyst Merger Agreement, or any other agreement entered into in connection with the Revelyst Transaction. In the event the Revelyst Merger Agreement is terminated by either party due to the failure of the Revelyst Transaction to close by the Revelyst Merger End Date or for any other reason provided under the Revelyst Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Revelyst Transaction. If the proposal to adopt the Merger Agreement is not approved by Vista Outdoor stockholders or any of the other conditions to the Sporting Products Sale are not satisfied or waived for any reason, the Revelyst Transaction cannot be completed, as the consummation of the Sporting Products Sale is a condition to the closing of the Revelyst Transaction.
If the Merger Agreement is validly terminated, either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement.
Either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement if the Merger Agreement has been validly terminated (due to the failure of the Sporting Products Sale to close by the End Date (as defined in the Merger Agreement) or for any other reason provided under the Merger Agreement). In the event the Revelyst Merger Agreement is terminated by either party, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Revelyst Transaction.
If the Sporting Products Sale is consummated but the Revelyst Transaction is not consummated, Revelyst will be an independent, publicly traded company.
Following the closing of the Sporting Products Sale and prior to the closing of the Revelyst Transaction, Revelyst will be an independent, publicly traded company holding the Revelyst business. Revelyst intends to file an application to list the Revelyst Common Stock on the New York Stock Exchange under the ticker symbol “GEAR”, with Revelyst Common Stock to commence trading on the NYSE following the closing of the Sporting Products Sale. Following the closing of the Revelyst Transaction, Revelyst will be a wholly owned subsidiary of SVP Parent, and SVP intends to delist the Revelyst Common Stock from the NYSE. However, if the Sporting Products Sale is consummated but the Revelyst Transaction is not consummated, Revelyst will continue to be an independent, publicly traded company and will be subject to a variety of risks related to being an independent, publicly traded company.
The consummation of the Revelyst Transaction is subject to a number of conditions, many of which are largely outside of the control of the parties to the Revelyst Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Revelyst Merger Agreement may be terminated and the Revelyst Transaction may not be completed. If any closing conditions are waived, such waiver could have an adverse effect on our stockholders and/or Revelyst and its stockholders.
The respective obligations of each party to effect the Revelyst Merger are subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of certain conditions specified in the Revelyst Merger Agreement, including, among other things: (i) the approval of Vista Outdoor in its capacity as the sole stockholder of Revelyst; (ii) termination or expiry of any waiting period (and any extension thereof) applicable to the Revelyst Transaction under the HSR Act and approval under the Austrian Cartel Act 2005, the German Act Against Restraints on Competition 2023 and the United Kingdom National Security and Investment Act 2021; (iii) the absence of legal restraints prohibiting the Revelyst Transaction; (iv) consummation of the Sporting Products Sale in accordance with the Merger Agreement, the purchase price adjustment in connection with the Sporting Products Sale having become final and binding and the related purchase price adjustments, if any, having been paid; (v) the completion of the Reorganization (as defined in the Revelyst Merger Agreement); and (vi) other customary conditions specified in the Revelyst Merger Agreement. The failure to satisfy any or all of the required conditions could delay the completion of the Revelyst Transaction by a significant period of time or prevent it from occurring. Any delay in completing the Revelyst Transaction could cause the parties to the Revelyst Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Revelyst Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Revelyst Transaction will be satisfied or waived or that the Revelyst Transaction will be completed within the expected timeframe or at all.
Each party to the Revelyst Merger Agreement may, to the extent permitted by law, waive any condition that is a condition to the obligations of such party to effect the Revelyst Merger. Conditions that are required by law (such as (i) the approval of Vista Outdoor in its capacity as the sole stockholder of Revelyst, (ii) any waiting period (or any extension thereof) applicable to the Sporting Products Sale under the HSR Act having been terminated or having expired and approval under the Austrian Cartel Act 2005, the German Act Against Restraints on Competition 2023 and the United Kingdom National Security and Investment Act 2021 and (iii) the absence of legal restraints prohibiting the Revelyst Transaction) may not be waived. If the applicable party or parties were to waive a closing condition that may be waived, such waiver could have an adverse effect on Vista Outdoor stockholders and/or Revelyst.
Revelyst stockholders cannot be sure of the value of the Revelyst Merger Consideration they will receive at the effective time of the Revelyst Merger.
At the effective time of the Revelyst Merger (the “Revelyst Merger Effective Time”), each issued and outstanding share of Revelyst Common Stock (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent) will be converted into the right to receive the Revelyst Merger Consideration, which is an amount equal to (a) the sum of (x) $1,125,000,000, (y) the Revelyst Cash Adjustment Amount (as defined in the Revelyst Merger Agreement) and (z) the sum of the exercise prices of all Revelyst Options (as defined in the Revelyst Merger Agreement) other than out-of-the-money Revelyst Options divided by (b) the sum of (x) the number of shares of Revelyst Common Stock issued and outstanding as of immediately prior to the Revelyst Merger Effective Time (other than any such shares of Revelyst Common Stock held by Revelyst, its subsidiaries or SVP Parent as of such time) and (y) the number of shares of Revelyst Common Stock underlying each Revelyst equity award entitled to receive the Revelyst Merger Consideration at the Revelyst Merger Effective Time pursuant to the Revelyst Merger Agreement outstanding as of immediately prior to the Revelyst Merger Effective Time.
Management of Vista Outdoor estimates as of November 7, 2024, if the date on which the Revelyst Merger closes (the “Revelyst Merger Closing Date”) were to occur on December 31, 2024, the per share Revelyst Merger Consideration payable to holders of Revelyst Common Stock in accordance with the Revelyst Merger Agreement would be approximately $19.25. Management of Vista Outdoor currently expects the Revelyst Merger Closing Date to occur by January 2025. However, the respective obligations of each party to effect the Revelyst Merger are subject to the satisfaction (or, to the extent permitted by law, waiver) on or prior to the Revelyst Merger Closing Date of certain conditions specified in the Revelyst Merger Agreement, including the consummation of the Sporting Products Sale, receipt of necessary regulatory approvals and other closing conditions set forth in the Revelyst Merger Agreement, and management of Vista Outdoor cannot know the actual date when the Revelyst Merger Closing Date will occur. In addition, the Revelyst Merger Consideration cannot be determined until the consummation of the Revelyst Merger as it is subject to change based on (i) the Revelyst Cash Adjustment Amount, which provides for certain closing adjustments to the Revelyst Purchase Price (as defined in the Revelyst Merger Agreement), which adjustments relate to certain cash, debt, tax and other items (including unpaid transaction expenses) of Revelyst as of the closing of the Revelyst Merger (the “Revelyst Merger Closing”) and (ii) the number of shares of Revelyst Common Stock issued and outstanding and the number of shares of Revelyst Common Stock underlying Revelyst equity awards entitled to receive the Revelyst Merger Consideration at the Revelyst Merger Effective Time outstanding, in each case, as of immediately prior to the Revelyst Merger Effective Time. Vista Outdoor management’s current estimate of the Revelyst Merger Consideration may be higher or lower than the actual Revelyst Merger Consideration due to the actual cash flows of Vista Outdoor prior to the closing of the Revelyst Merger and of Revelyst prior to the Revelyst Merger Closing, actual costs, including transaction costs, incurred by Vista Outdoor prior to the closing of the Merger and by Revelyst prior to the Revelyst Merger Closing, the actual number of shares of Revelyst Common Stock and Revelyst equity awards outstanding, in each case as of as immediately prior to the Revelyst Merger Effective Time, or other factors. Revelyst’s transaction costs include, among other things, costs and expenses associated with obtaining regulatory approvals or waivers and third-party consents, the preparation of this proxy statement/prospectus and legal fees and expenses associated with the Sporting Products Sale or the Revelyst Merger. In addition, the precise number of shares of Revelyst Common Stock issued and outstanding and Revelyst equity awards outstanding, in each case as of immediately prior to the Revelyst Merger Effective Time, will not be known until immediately prior to the Revelyst Merger Effective Time. Therefore, until the Revelyst Merger Closing Date, Vista Outdoor stockholders will not know the precise amount of the Revelyst Merger Consideration they will be entitled to receive upon the consummation of the Revelyst Merger and the actual amount of the Revelyst Merger Consideration payable to holders of Revelyst Common Stock may be higher or lower than Vista Outdoor management estimates of such amount as of November 7, 2024.
Failure to complete the Revelyst Transaction could adversely affect Revelyst’s stock price and business, results of operations or financial condition.
There can be no assurance that the conditions to the closing of the Revelyst Transaction will be satisfied or waived or that the Revelyst Transaction will be completed. If the Revelyst Transaction is not completed within the expected timeframe or at all, Revelyst’s ongoing business could be adversely affected and Revelyst will be subject to a variety of risks and possible consequences associated with the failure to complete the Revelyst Transaction, including the following: (i) Revelyst will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Revelyst Transaction closes; (ii) under the Revelyst Merger Agreement, Revelyst is subject to certain restrictions on the conduct of its business during the pendency of the Revelyst Transaction, which may adversely affect Revelyst’s ability to execute certain of its business strategies; (iii) Revelyst may lose key employees during the period in which Revelyst and SVP Parent are pursuing the Revelyst Transaction, which may adversely affect Revelyst in the future if Revelyst is not able to hire and retain qualified personnel to replace departing employees; (iv) the Revelyst Transaction, whether or not it closes, will divert the attention of certain members of Revelyst management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to Revelyst and (v) that another transaction acceptable to Revelyst may not be offered and Revelyst’s business, prospects or results of operation may be adversely impacted as a result. If the Revelyst Transaction is not completed, these risks could materially affect Revelyst’s business, results of operations or financial condition and stock price, including to the extent that the then-current market price of the Revelyst Common Stock is positively affected by a market assumption that the Revelyst Transaction will be completed.
While the Revelyst Transaction is pending, Revelyst is subject to business uncertainties and certain contractual restrictions that could adversely affect Revelyst’s business, results of operations or financial condition.
In connection with the Revelyst Transaction, some of Revelyst’s customers, vendors, consumers or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with Revelyst, which could adversely affect Revelyst’s revenues, earnings, cash flows and expenses, regardless of whether the Revelyst Transaction is completed. In addition, due to certain restrictions in the Revelyst Merger Agreement on the conduct of Revelyst’s business prior to the closing of the Revelyst Transaction, Revelyst may be unable to (without SVP’s prior written consent, unless another exception under the Revelyst Merger Agreement applies), during the pendency of the Revelyst Transaction, pursue certain strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. This may cause Revelyst to forgo certain opportunities Revelyst might otherwise pursue. In addition, the pendency of the Revelyst Transaction may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for Revelyst’s current employees and management.
The termination fee in the Merger Agreement and Revelyst Merger Agreement and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire Vista Outdoor or its businesses.
The Merger Agreement prohibits Vista Outdoor from soliciting, initiating or knowingly assisting, facilitating or encouraging any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, Vista Outdoor’s right to terminate the Merger Agreement to accept a Vista Outdoor Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that if the Merger Agreement is terminated under certain circumstances, including by Vista Outdoor to enter into a Vista Outdoor Acquisition Agreement (as defined in the Merger Agreement) in respect of a Vista Outdoor Superior Proposal, Vista Outdoor will be required to pay CSG a termination fee of $47,750,000 in immediately available funds. The Revelyst Merger Agreement provides that if the Revelyst Merger Agreement is terminated in certain circumstances where the Merger Agreement is also terminated and Vista Outdoor is required to pay CSG a termination fee, Vista Outdoor will be required to pay SVP Parent a termination fee of $28,125,000 in immediately available funds. The termination fees under the Merger Agreement and the Revelyst Merger Agreement and non-solicitation restrictions under the Merger Agreement could discourage other companies from trying to acquire Vista Outdoor or its businesses even though those other companies might be willing to offer greater value to Vista Outdoor’s stockholders than is offered in the Sporting Products Sale and the Revelyst Transaction.
Litigation against parties to the Revelyst Transaction, or the members of their respective boards, could prevent or delay the completion of the Revelyst Transaction.
Either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement if the Revelyst Transaction has not been consummated by the Revelyst Merger End Date (as defined in the Revelyst Merger Agreement). However, this termination right will not be available to Revelyst or SVP Parent (as applicable) if the failure to consummate the Revelyst Transaction on or prior to such date is primarily due to the breach by such party, or such party’s affiliates who are party to the Revelyst Merger Agreement, or any other agreement entered into in connection with the Revelyst Transaction. In the event the Revelyst Merger Agreement is terminated by either party due to the failure of the Revelyst Transaction to close by the Revelyst Merger End Date or for any other reason provided under the Revelyst Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Revelyst Transaction. If the proposal to adopt the Merger Agreement is not approved by Vista Outdoor stockholders or any of the other conditions to the Sporting Products Sale are not satisfied or waived for any reason, the Revelyst Transaction cannot be completed, as the consummation of the Sporting Products Sale is a condition to the closing of the Revelyst Transaction.
If the Revelyst Transaction is not consummated by the applicable deadline, either we or SVP Parent may terminate the Revelyst Merger Agreement, subject to certain exceptions.
Either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement if the Revelyst Transaction has not been consummated by the Revelyst Merger End Date (as defined in the Revelyst Merger Agreement). However, this termination right will not be available to Revelyst or SVP Parent (as applicable) if the failure to consummate the Revelyst Transaction on or prior to such date is primarily due to the breach by such party, or such party’s affiliates who are party to the Revelyst Merger Agreement, or any other agreement entered into in connection with the Revelyst Transaction. In the event the Revelyst Merger Agreement is terminated by either party due to the failure of the Revelyst Transaction to close by the Revelyst Merger End Date or for any other reason provided under the Revelyst Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Revelyst Transaction. If the proposal to adopt the Merger Agreement is not approved by Vista Outdoor stockholders or any of the other conditions to the Sporting Products Sale are not satisfied or waived for any reason, the Revelyst Transaction cannot be completed, as the consummation of the Sporting Products Sale is a condition to the closing of the Revelyst Transaction.
If the Merger Agreement is validly terminated, either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement.
Either Revelyst or SVP Parent may terminate the Revelyst Merger Agreement if the Merger Agreement has been validly terminated (due to the failure of the Sporting Products Sale to close by the End Date (as defined in the Merger Agreement) or for any other reason provided under the Merger Agreement). In the event the Revelyst Merger Agreement is terminated by either party, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Revelyst Transaction.
If the Sporting Products Sale is consummated but the Revelyst Transaction is not consummated, Revelyst will be an independent, publicly traded company.
Following the closing of the Sporting Products Sale and prior to the closing of the Revelyst Transaction, Revelyst will be an independent, publicly traded company holding the Revelyst business. Revelyst intends to file an application to list the Revelyst Common Stock on the New York Stock Exchange under the ticker symbol “GEAR”, with Revelyst Common Stock to commence trading on the NYSE following the closing of the Sporting Products Sale. Following the closing of the Revelyst Transaction, Revelyst will be a wholly owned subsidiary of SVP Parent, and SVP intends to delist the Revelyst Common Stock from the NYSE. However, if the Sporting Products Sale is consummated but the Revelyst Transaction is not consummated, Revelyst will continue to be an independent, publicly traded company and will be subject to a variety of risks related to being an independent, publicly traded company.
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
Agreement and Plan of Merger, dated as of October 15, 2023, among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and, solely for the purposes of specific provisions therein, CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.1 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.2	+
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 27, 2024, by and among Vista Outdoor Inc., Revelyst, Inc. CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.7 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.3	+
Amendment No. 2 to Agreement and Plan of Merger, dated as of June 23, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.8 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.4	+
Amendment No. 3 to Agreement and Plan of Merger, dated as of July 7, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.9 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.5	+
Amendment No. 4 to Agreement and Plan of Merger, dated as of July 21, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.10 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.6	+
Amendment No. 5 to Agreement and Plan of Merger, dated September 12, 2024, among Vista Outdoor Inc., Revelyst, Inc. CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.11 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.7	+
Amendment No. 6 to Agreement and Plan of Merger, dated October 4, 2024, among Vista Outdoor Inc., Revelyst, Inc., CSG Elevate II Inc., CSG Elevate III Inc. and CZECHOSLOVAK GROUP a.s. (included as Exhibit 2.12 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.8	+
Amended and Restated Separation Agreement, dated as of October 4, 2024, by and between Vista Outdoor Inc. and Revelyst, Inc. (included as Exhibit 2.2 to Revelyst, Inc.’s Current Report on Form 8-K, filed with the SEC on October 7, 2024).

2.9	+
Agreement and Plan of Merger, dated as of October 4, 2024, by and among Vista Outdoor Inc., Revelyst, Inc., Olibre LLC and Cabin Ridge Inc. (included as Exhibit 2.1 to Revelyst, Inc.’s Current Report on Form 8-K, filed with the SEC on October 7, 2024).

2.10	+
Employee Matters Agreement, dated as of October 15, 2023, by and between Vista Outdoor Inc. and Revelyst, Inc. (included as Exhibit 2.3 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.11	+
Stock Purchase Agreement, dated as of September 9, 2021, by and among Vista Outdoor Inc., the Seller Guarantors named therein, the Sellers named therein, WAWGD, Inc. (d/b/a Foresight Sports, Inc.), WAWGD NEWCO, Inc. and Fortis Advisors LLC, as Seller Representative (included as Exhibit 2.4 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.12	+
Share Purchase Agreement, dated as of June 30, 2022, by and among Fox Parent Holdings, LLC, Fox (Parent) Holdings, Inc., Vista Outdoor Operations LLC and Vista Outdoor Inc. (solely in its capacity as a guarantor) (included as Exhibit 2.5 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

2.13	+
Agreement and Plan of Merger, dated as of July 22, 2022, by and among Vista Outdoor Operations LLC, Trophy Merger Sub, LLC, Simms Fishing Products LLC, Shareholder Representative Services LLC, as the Equityholder Representative and Vista Outdoor Inc. (solely in its capacity as a guarantor) (included as Exhibit 2.6 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

3.1
Form of Amended and Restated Certificate of Incorporation of Revelyst, Inc. (included as Exhibit 3.1 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

3.2
Form of Amended and Restated Bylaws of Revelyst, Inc. (included as Exhibit 3.2 to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 16, 2024 (File No. 333-276525)).

4.1		Common Stock Certificate of Revelyst, Inc. issued to Vista Outdoor Inc. (included as Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on June 28, 2024)
4.2		Description of Common Stock (included as Exhibit 4.2 to the Annual Report on Form 10-K, filed with the SEC June 28, 2024)
31.1	*	Certification of Chief Executive Officer.
31.2	*	Certification of Chief Financial Officer.
32	^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following financial statements from the Revelyst Business’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Unaudited Condensed Combined Balance Sheets, (ii) Unaudited Condensed Combined Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Combined Statements of Cash Flows, (iv) Unaudited Condensed Combined Statements of Parent Company Equity, and (v) Notes to the Unaudited Condensed Combined Financial Statements, tagged as blocks of text and including detailed tags.

104	*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) (included as Exhibit 101).
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

REVELYST, INC.

Date: November 13, 2024	By:	/s/ Andrew Keegan
Andrew Keegan
Chief Financial Officer